Form 10-Q
period 1996-10-27
JTS CORP
filed 1996-12-11
CIK 941167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED OCTOBER 27, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-21085

                            ------------------------

                                JTS CORPORATION
                    (EXACT NAME AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0364572
         (STATE OR OTHER JURISDICTION                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
     166 BAYPOINTE PARKWAY, SAN JOSE, CA                          95134
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(408) 468-1800

                                      NONE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]     NO [ ]

                            ------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                            SHARES OUTSTANDING AT
                                  CLASS                                       DECEMBER   , 1996
--------------------------------------------------------------------------  ---------------------
Common Stock..............................................................

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                JTS CORPORATION

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.    FINANCIAL INFORMATION
           ITEM 1. CONDENSED FINANCIAL STATEMENTS
                                                                                          3
           CONSOLIDATED BALANCE SHEETS..............................................
                                                                                          4
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS
            ENDED AND FOR THE TRANSITION PERIODS....................................
                                                                                          5
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED AND FOR
            THE TRANSITION PERIODS..................................................
                                                                                          6
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................
                                                                                          8
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                   FINANCIAL CONDITION..............................................
PART II.   OTHER INFORMATION
                                                                                         10
           ITEM 1. LEGAL PROCEEDINGS................................................
                                                                                         10
           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................
                                                                                         11
           SIGNATURE................................................................

                                JTS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                JULY 28,    JANUARY 28,     DEC. 31,
                                                                  1996         1996           1995
                                                  OCTOBER 27,   ---------   -----------     ---------
                                                     1996       (UNAUDITED) (UNAUDITED)
                                                  -----------
                                                  (UNAUDITED)
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (including $1,400,
     $700 and $700 held as restricted balances
     at October 27, 1996, January 28, 1996, and
     December 31, 1995, respectively)...........   $   10,594   $  16,481    $   31,790     $  28,941
  Marketable securities.........................           --          --        16,460        21,649
  Accounts receivable (less allowances for
     returns and doubtful accounts:
     October 27, 1996 $2,972; July 28, 1996
       $2,888; January 28, 1996 $4,036; December
       31,
       1995 $4,221).............................       12,854       1,458         2,784         2,468
  Inventories (See Note 3)......................       15,602       1,268         5,666        10,934
  Other current assets..........................        3,370      31,725         1,895         1,134
                                                    ---------   ---------     ---------     ---------
     Total current assets.......................       42,420      50,932        58,595        65,126
Equipment and Leasehold Improvements............       26,832         576           599         1,429
Real estate held for sale.......................                   10,420        10,443        10,468
Acquired Technology (See Note 2)................       21,580
Goodwill (See Note 2)...........................       17,314
Other assets....................................          472         494           538           546
                                                    ---------   ---------     ---------     ---------
TOTAL ASSETS....................................   $  108,618   $  62,422    $   70,175     $  77,569
                                                    =========   =========     =========     =========
      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank Line of Credit...........................   $    9,932   $            $              $
  Accounts Payable..............................       33,231       3,098         4,317         4,954
  Other Accrued Liabilities.....................       11,027       3,507         5,862         5,088
                                                    ---------   ---------     ---------     ---------
TOTAL CURRENT LIABILITIES.......................       54,191       6,605        10,178        10,042
                                                    ---------   ---------     ---------     ---------
LONG-TERM OBLIGATIONS...........................       54,088      42,354        42,354        42,354
                                                    ---------   ---------     ---------     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -- authorized,
     10,000,000 shares; none outstanding........
  Common stock, $.01 par value -- authorized,
     150,000,000 shares; (outstanding: October
     1996, 104,689,064; July 1996, 63,854,718;
     January 1996, 63,690,318; December 1995,
     63,687,118)................................        1,047         639           637           637
  Additional paid-in capital....................      310,875     196,704       196,213       196,209
  Notes Receivable Shareholder..................       (2,510)                       --
  Unrealized gain (loss) on marketable
     securities.................................           --          --         3,930         7,088
  Accumulated translation adjustments...........           --          --          (694)         (663)
  Accumulated deficit...........................     (309,073)   (183,880)     (182,443)     (178,098)
                                                    ---------   ---------     ---------     ---------
     Total Stockholders' Equity.................          340      13,463        17,643        25,173
                                                    ---------   ---------     ---------     ---------
                                                   $  108,618   $  62,422    $   70,175     $  77,569
                                                    =========   =========     =========     =========

           (See Condensed Notes to Consolidated Financial Statements)

                                JTS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 27, 1996 AND SEPTEMBER 30,
                                      1995
  AND FOR THE ONE MONTH TRANSITION PERIODS ENDED JULY 28, 1996 AND JANUARY 28,
                                      1996
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                                           ONE MONTH PERIOD ENDED
                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                               ---------------------------   ---------------------------   ----------------------
                               OCTOBER 27,   SEPTEMBER 30,   OCTOBER 27,   SEPTEMBER 30,   JULY 28,   JANUARY 28,
                                  1996           1995           1996           1995          1996        1996
                               -----------   -------------   -----------   -------------   --------   -----------
NET SALES....................   $   33,265     $   4,062      $   35,056     $  11,824     $    214     $   735
                                   =======       =======         =======      ========
COST AND EXPENSES:
  Cost of sales..............       34,877        12,081          39,122        18,534        3,258       6,156
  Acquired in-process
     research and
     development.............      110,012            --         110,012            --           --          --
  Amortization of existing
     technology..............        1,962            --           1,962            --           --          --
  Research and development...        5,710         1,742           6,262         4,552           37         161
  Selling, general and
     administrative..........        3,916         4,040           5,705        12,587          358       1,089
                                   -------       -------         -------      --------
Total operating expenses.....      156,477        17,863         163,063        35,673        3,653       7,406
                                   -------       -------         -------      --------
OPERATING LOSS...............     (123,212)      (13,801)       (128,007)      (23,849)      (3,439)     (6,671)
Exchange gains (loss)........           66             1            (604)           (2)        (795)       (115)
Other income (loss), net.....         (824)          171           3,707         1,174          289       2,533
Interest income..............           53           730             673         2,536           69         112
Interest expense.............       (1,276)         (569)         (2,415)       (1,740)        (190)       (189)
                                   -------       -------         -------      --------
NET INCOME (Loss)............   $ (125,193)    $ (13,468)     $ (126,646)    $ (21,881)    $ (4,066)    $(4,330)
                                   =======       =======         =======      ========
LOSS PER COMMON SHARE........   $    (1.20)    $   (0.21)     $    (1.55)    $   (0.34)    $  (0.06)    $ (0.07)
                                   =======       =======         =======      ========
Number of shares used in
  computations...............      104,323        63,643          81,678        63,643       63,855      63,687

           (See Condensed Notes to Consolidated Financial Statements)

                                JTS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   ONE MONTH PERIOD ENDED
                                                          NINE MONTHS ENDED
                                                     ---------------------------   ----------------------
                                                     OCTOBER 27,   SEPTEMBER 30,   JULY 28,   JANUARY 28,
                                                        1996           1995          1996        1996
                                                     -----------   -------------   --------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided (used) by operating
     activities....................................   $ (10,081)     $ (25,683)    $    248    $  (1,589)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in JTS merger......................         684             --           --           --
  Sale of marketable securities....................      16,460         46,698           --        4,467
  Purchase of property and equipment...............     (11,125)          (364)           9            3
  Stock dividend received on investment............          --             82           --           --
  Borrowing by JTS.................................     (30,000)            --       (5,000)          --
  Decrease in other assets.........................          --            279           32           --
  Game software development costs..................          --         (7,632)          --           --
  Sale of Real estate..............................      10,000             --           --           --
                                                      ---------      ---------     --------     --------
  Net cash provided (used) in investing
     activities....................................     (13,981)        39,063       (4,959)       4,470
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on line of credit........................        (467)            --           --           --
  Payment on promissory note.......................      (1,965)            --           --           --
  Payment on capital leases........................        (215)            --           --           --
  Extinguishment of 5- 1/4% convertible
     subordinated debentures.......................          --            (53)          --           --
  Issuance of common stock.........................       1,471             46           --            4
  Bank Borrowing...................................       4,042             --           --           --
                                                      ---------      ---------     --------     --------
  Net cash provided (used) by financing
     activities....................................       2,866             (7)          --            4
EFFECT OF EXCHANGE RATE CHANGES ON CASH &
  EQUIVALENTS......................................          --             41           (3)         (36)
                                                      ---------      ---------     --------     --------
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS......     (21,196)        13,414       (4,714)       2,849
CASH & EQUIVALENTS:
  Beginning of period..............................      31,790         22,592       21,195       28,941
                                                      ---------      ---------     --------     --------
  End of period....................................   $  10,594      $  36,006     $ 16,481    $  31,790
                                                      =========      =========     ========     ========
OTHER CASH FLOW INFORMATION FROM CONTINUING
  OPERATIONS:
  Interest paid....................................   $   3,102      $   2,306     $     --    $      --
NON CASH INVESTING ACTIVITIES:
  Unrealized gain on marketable securities.........   $      --      $   5,265     $  3,930    $      --
  Issuance of common stock and assumptions of
     warrants and employee stock options in
     connection with the Merger....................     111,093             --           --           --
  Liabilities of $84,308 assumed net of related
     assets of $45,297 acquired from the Merger....      39,011             --           --           --
  Extinguishment of note receivable from JTS
     acquisition...................................      30,000             --           --           --

           (See Condensed Notes to Consolidated Financial Statements)

                                JTS CORPORATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

     The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

     On July 30, 1996, Atari Corporation ("Atari") was merged with and into JTS Corporation ("JTS") and the separate existence of Atari ceased. Although the business combination resulted in Atari merging into the JTS legal entity, the substance of the transaction was that Atari, as a public company with substantially greater operating history and net worth owns approximately 62% of the equity of the merged company. Therefore for accounting purposes the merger was accounted for as a purchase of JTS by Atari. See Note 2.

     Subsequent to the merger, the Company changed its fiscal year from a 52/53 week fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Sunday closest to January 31. Accordingly, the Company's current fiscal year commenced on January 29, 1996 and the current quarter ended on October 27, 1996. The unaudited condensed consolidated statement of operations for the nine months ended October 27, 1996 reflects the results of Atari's operations from January 29, 1996 through October 27, 1996 and of JTS' operations from July 30, 1996 (the merger date) through October 27, 1996. The financial statements for the transition periods from January 1, 1996 to January 28, 1996 and July 1, 1996 to July 28, 1996 are included also.

     Due to this fiscal year change, the end of the quarter does not coincide with the end of the quarter of the previous year. The Company did not recast the financial information for the prior fiscal year as management believes that financial statements for the quarters of the preceding year are nearly comparable to the quarters in the newly adopted fiscal year and that there are no seasonal factors and other factors that could affect the comparability of the information or trends reflected.

NOTE 2.  MERGER WITH JTS CORPORATION ("JTS")

     Prior to the merger with JTS discussed above, Atari had made a $30 million loan to JTS and upon consummation of the merger the loan was cancelled. The merger was accounted for as a purchase of JTS by Atari and accordingly, the operating results of JTS from July 30, 1996, the date of the merger forward was combined with Atari's operating results and reported as JTS. The aggregate purchase price of $112.5 million has been allocated to the acquired assets and liabilities of JTS. The allocation resulted in $133.5 million allocated to purchased technology, $110 million of which represented in-process research and development. The $110 million was expensed in the accompanying statements of operations for the three and nine months ended October 27, 1996, as the technology had not yet reached technological feasibility and does not have alternative future uses.

                                JTS CORPORATION

     The purchase price was allocated as follows:

                                                                                   (IN
                                                                               THOUSANDS)
    Inventory, trade accounts receivables and other current assets..........    $  24,697
    Equipment and tooling...................................................       20,600
    In-process research and development.....................................      110,012
    Existing technology.....................................................       23,542
    Goodwill................................................................       17,956
    Liabilities assumed.....................................................      (84,308)
                                                                                 --------
         Net assets acquired................................................    $ 112,499
                                                                                 ========

     The following unaudited proforma financial information shows the results of operations for the three and nine months ended October 27, 1996 and for the three and nine months ended October 30, 1995 as if the JTS acquisition had occurred at the beginning of each period presented and at the purchase price established on July 30, 1996. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The proforma results for 1996 combine Atari's and JTS' results for the three and nine months ended October 27, 1996. The proforma results for 1995 combine Atari's results for the three and nine months ended September 30, 1995 with JTS' three and nine months ended October 30, 1995. The following unaudited proforma results include the straight-line amortization of intangibles over periods ranging from three years to seven years.

                                                    QUARTER ENDED         NINE MONTHS ENDED
                                                ---------------------   ---------------------
                                                  1996        1995        1996        1995
                                                ---------   ---------   ---------   ---------
    Revenue...................................  $  33,265   $   6,187   $  68,821   $  17,826
    Gross Margin..............................     (1,612)    (11,920)    (15,044)    (10,232)
    Net (loss)................................   (125,194)    (27,727)   (167,284)    (47,035)
    Net (loss) per share......................  $   (1.20)  $   (0.27)  $   (1.61)  $   (0.45)
    Weighted average common and common
      equivalent shares outstanding...........    104,323     103,642     103,658     103,642

NOTE 3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                   OCTOBER 27,   JULY 28,   JANUARY 28,   DECEMBER 31,
                                                      1996         1996        1996           1995
                                                   -----------   --------   -----------   ------------
    Finished goods...............................    $ 1,926      $ 1,268     $ 5,378       $  9,927
    Raw materials and work-in-process............     13,676                      298          1,007
                                                     -------       ------      ------        -------
         Total...................................    $15,602      $ 1,268     $ 5,666       $ 10,934
                                                     =======       ======      ======        =======

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     On July 30, 1996, Atari Corporation ("Atari") was merged into JTS Corporation ("JTS" or the "Company") and subsequent to the merger the company changed its fiscal year from a 52/53 week fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Sunday closest to January 31. The merger was accounted for as a purchase of JTS by Atari and as such, the historical balance sheets and the statements of operations for the nine months in the prior year and for the periods in the current year prior to the three months ended October 27, 1996, include Atari only. In addition, due to the change in year end Atari's balance sheets for the end of each transition period, January 28, 1996 and July 28, 1996, are included herein, as are Atari's operating results for the one month periods ended on each of these dates.

     The unaudited pro forma condensed combined statements of operations included in footnote two to the financial statements give effect to the merger as if the acquisition were completed at the beginning of the periods presented. The following discussion and analysis is based on these pro forma condensed combined statements for the prior year which combine the historical results of operations of Atari for the three month and nine month periods ended September 30, 1995 with the JTS unaudited pro forma combined results of operations for the three month and nine month periods ended October 28, 1995 and for the current year which reflects the actual results of the merged company for the three month period ended October 28, 1996 and unaudited pro forma financials that combine the historical results of operation of Atari and JTS for the nine month period ended October 27, 1996. The liquidity and capital resources discussion and analysis is based on the unaudited balance sheet of the merged company as of October 27, 1996. Throughout this discussion, "fiscal 1997" refers to the fiscal year ending February 2, 1997.

JTS AND ATARI BACKGROUND

     The most significant portion of the Company's business today is its disk drive division which designs, manufactures and markets hard disk drives for use in notebook computers and desktop personal computers. The Company currently has two disk drive product families in production, the 3-inch form factor "Nordic" family for notebook computers and the 3.5-inch form factor "Palladium" family for desktop personal computers. Total disk drives shipped to date have primarily consisted of 3.5" Palladium drives. While JTS began shipment of Nordic disk drives to Compaq began in the second quarter of fiscal 1997, volume shipments to Compaq have not yet commenced. The Company markets its disk drives to original equipment manufacturers ("OEMs"), computer companies and second-tier systems integrators for incorporation into their computer systems and subsystems. The Company sells its products through a direct sales force operating throughout the United States, Europe and Asia, as well as through distributors in the United States, Europe, Latin America and Canada.

     JTS was incorporated in February 1994 and remained in the development stage until October 1995, when it began shipping its Palladium disk drives to customers in the United States and Europe. All of JTS' products are manufactured in Madras, India by its subsidiary, JTS Technology Ltd. (formerly Modular Electronics (India) Pvt. Ltd.), which was acquired in April 1996 and employs over 5,000 individuals. Since its inception, JTS has incurred significant losses which have resulted from the substantial costs associated with the design, development and marketing of new products, the establishment of manufacturing operations and the development of a supplier base. JTS has yet to generate significant revenue from its disk drive business and cannot assure that any level of future revenues will be attained or that JTS will achieve or maintain successful operations in the future. Such factors have raised substantial doubt about the ability of JTS to continue its operations without achieving successful future operations or obtaining financing to meet its working capital needs, neither of which can be assured. The fiscal year 1996 report of independent public accountants of JTS' financial statements includes an explanatory paragraph describing uncertainties concerning the ability of JTS to continue as a going concern.

     Due primarily to lack of market acceptance of its video game console, Jaguar, Atari, prior to acquiring JTS, decided to significantly downsize its video game operations. This downsizing resulted in significant reductions in Atari's workforce, and significant curtailment of research and development and sales and marketing activities for Jaguar and related products. Despite the introduction of four additional game titles in the first quarter of 1996, sales of Jaguar and related software have remained disappointing due to uncertainty about Atari's commitment to the Jaguar platform, increased price competition and competitive product introductions. As a result of continued disappointing sales, management revised estimates and wrote- down inventory by $5.0 million in the first quarter of 1996. During July the company wrote-down an additional $3.3 million in inventory. The prior business of Atari is now conducted through the Company's Atari division, however the Atari division is not expected to represent a significant portion of the Company's business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 27, 1996 COMPARED TO THE JTS AND ATARI PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 30, 1995.

     For the three months ended October 27, 1996, results of operations on a proforma basis reflect a net loss of $125.2 million compared to a net loss of $27.7 million on a pro forma basis for the same period in the prior year. This loss includes a $110.0 million expense for in-process research and development. This $110 million expense represents the one time charge for in process research and development Atari acquired in the acquisition of JTS which had not yet reached technological feasibility and had no alternative future use. The unaudited pro forma combined results of operations do not include this one time non recurring charge. The net loss incurred by the disk drive division's operations to $11.0 million for the third quarter ended October 27, 1996 compared to a net loss of $11.3 million incurred by the disk drive division during the same quarter in the previous year. The Atari division's portion of the net loss for the three month period ended October 27 1996 amounted to $4.1 million and compares to a net loss of $13.5 million incurred during the three month period ended September 30, 1995. The $4.1 million loss for the current quarter included approximately $3 million of amortization expense resulting from the merger.

     Revenues for the three months ended October 27, 1996 were $33.3 million. Revenues from the disk drive division increased from $1.0 million for the same quarter in the prior year to $32.1 million for the current quarter. Such revenues increase reflects progress achieved since the Company initiated shipment of disk drives in October 1995. During the quarter ended October 27, 1996 the Company shipped 230,000 disk drives, which primarily consisting of the 3.5-inch Palladium drives, in capacities ranging from 1 gigabyte to 1.6 gigabytes. Sales to the top five customers for the three months ended October 27, 1996 were 63% of net sales and one customer had sales greater than 10% of total net sales for the three month period. The Atari division revenues for the current quarter amounted to $1.2 million. Pro forma combined revenues for the third quarter in the previous year totaled $6.1 million and included approximately $6.0 million of Atari revenues recorded for the three month period ended September 30, 1995.

     The gross margin for the three month period ended October 27, 1996 was a deficit of $1.6 million compared to a $11.9 million deficit on a pro forma basis for the third quarter in the prior year. The portion of the current quarter's deficit attributable to the disk drive division was $1.7 million compared to a deficit of $3.9 million incurred by the disk drive division in the three month period ended October 28, 1995. The decline in the gross margin deficit percent results principally from the greater absorption of fixed costs due to increased production volumes. The gross margin for the Atari division for the current quarter ended October 27, 1996 was $.1 million compared to a deficit of $8.0 million for the three month period ended September 30, 1995. The decline in the deficit results from the decrease in sales of the Jaguar product to approximately $.8 million during the current quarter.

     Research and development expense for the three months ended October 27, 1996 were 5.7 million compared to research and development expenses on a pro forma basis of $6.5 million for the third quarter in the prior year. The quarter over quarter increase for the disk drive division was 900,000, due to the increase in salaries and benefits resulting from the significant increase in staffing required for product design and the development of manufacturing processes. The Atari division experienced a quarter over quarter decline in research and development expenses of $1.6 million due to the elimination of the game development team as well as other development staff reductions which took place in the fourth quarter of 1995. The Company expects that research and development expenses will continue to increase throughout fiscal 1997 in absolute dollars but that such expenses will decline as a percent of revenues.

     Selling, general and administrative expenses for the third quarter in the current year were $3.9 million, including $2.7 million from the disk drive division, compared to $6.1 million pro forma selling, general administrative expenses incurred during the third quarter of the previous year which included $2.1 million from the disk drive division. The $600,000 increase incurred by the disk drive division resulted primarily from increases in salaries and benefits of administrative and marketing and sales employees and professional fees required to support the expansion of JTS' operations and the commencement of marketing and sales efforts. Selling, general and administrative expenses for the Atari division declined $2.8 million as a result of staff reductions, reduced rent and other reductions in operating costs for the division. JTS expects that selling, general and administrative expenses will increase throughout fiscal 1997 in absolute dollars but that such expenses will decline as a percentage of revenues.

JTS AND ATARI PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 27, 1996 AND THE NINE MONTHS ENDED OCTOBER 28, 1995.

     For the nine months ended October 27, 1996 pro forma combined results of operations reflect a net loss of $167.3 million compared to a net loss of $47.0 for the nine months ended October 28, 1995. Such loss includes the write of in-prcess research and developemnt discussed above.

     Total pro forma revenues for the nine month period ended October 27, 1996 amounted to $68.8 million compared to pro forma revenues of $17.8 million for the same nine month period in the previous year. For the nine month period ended October 27, 1996, the disk drive division shipped approximately 462,000 drives and recognized revenues of $65.8 million compared to revenues for the same period in the prior year of $5.9 million. Revenues for the Atari division amounted to $2.9 million for the nine-month period ended October 27, 1996 compared to the $11.8 million recognized by the division for the nine month period ended September 30, 1995.

     The pro forma gross margin deficit for the nine months ended October 27, 1996 was $15.0 million compared to a pro forma deficit of $10.2 million for the nine months ended October 28, 1995. The gross margin deficit incurred by the disk drive division for the nine months ended October 27, 1996 was $12.7 million compared to a $3.5 million deficit incurred by the division for the same period in the previous year. The Company first shipped disk drives in October 1995 and has not yet reached production volumes which fully absorb all fixed production costs. The gross margin deficit for the Atari division was $2.3 million for the nine months ended October 27, 1996 compared to a deficit of $6.7 million for the nine months ended September 30, 1995. Such reduction in the amount of the deficit reflects lower sales volumes and includes inventory write-downs of $5.4 million and $8.0 million.

     In order for JTS to realize positive gross margins in the future, the Company will, among other things, have to control manufacturing costs, further improve manufacturing yields and successfully introduce new products on a timely basis, none of which can be assured.

     Research and development expenses for the nine months ended October 27, 1996 were $20.7 million compared to research and development expenses of $13.2 million for the third quarter in the prior year, on a pro forma basis. Research and development expenses for the disk drive division increased from $8.5 for the nine months in the prior year to $20.1 for the nine month period in the current year and the $11.6 million increase is principally due a significant increase in the number of employees in research and development required to meet demand for timely product design. Research and development expenses for the Atari division declined from $4.6 million for the nine months in 1995 to $700,000 for the nine month period in the current years as a result of staff reductions in development which took place in the fourth quarter of 1995.

     On a pro forma basis selling, general and administrative expenses for the nine months ended October 27, 1996 totaled $15.4 million, a $3.7 million decline from the nine month period in the prior year. A decline of $9.6 million was attributed to the Atari division and was due to reductions in staff and other operating costs for the division. Selling, general and administrative expenses for the disk drive division increased $5.9 million to $9.5 million for the nine month period ending October 27, 1996 as a result of the expansion of JTS operations and the commencement of marketing and sales efforts. JTS expects that selling, general and administrative expenses will increase throughout fiscal 1997 in absolute dollars but that such expenses will decline as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

     At October 27, 1996, JTS had cash and cash equivalents of $10.6 million, a working capital deficit of $11.8 million and a net worth of $300,000.

     At October 27, 1996, total debt, including bank credit lines and notes payable was $64.0 million. JTS has a $5.0 million revolving Line of Credit with Silicon Valley Bank which bears interest at the bank's prime rate plus .75% and became due and payable on November 30, 1996. JTS is presently in negotiations with Silicon Valley Bank to extend the term of the line of credit. As of October 27, 1996, all amounts available under this line were drawn. JTS also had equipment lease financing of $4.2 million at October 27, 1996. There were $5.5 million of working capital loans outstanding between JTS Technology and three Indian banks at interest rates ranging from 13% to 15% as of October 27, 1996 as well as term loan facilities with the Industrial Credit and Investment Corporation of India Limited (ICICI) and the Shipping Credit and Investment Corporation of India Limited (SICI) in the amount of $12.5 million at interest rates of LIBOR plus 2.75% and LIBOR plus 4%, respectively. At October 27, 1996, JTS Technology's borrowings under these term loan facilities were
$       million, which is due in 2000 through 2002. Amounts borrowed under these loan agreements have been used for working capital purposes, tooling, facilities expansion and purchases of capital equipment.

     Certain sources of financing are contingent on the Company's ability to comply with stringent financial covenants. In this regard, certain debt and/or equity capital was not obtained as required under one loan agreement. JTS has informed the lender that it intends to provide such capital during the fourth quarter of fiscal 1997. In addition, certain agreements require the lender's consent to a merger and similar transactions, which could be interpreted to require the consent of the lending institution to the acquisition of 90% of the capital stock of JTS' Indian subsidiary by JTS on April 4, 1996. Such consents were not obtained, but the lending institution has continued to transact business with the Company. JTS believes that such matters regarding the agreements will not have a material adverse effect on JTS' business, operating results or financial condition. However, there can be no assurance that JTS will be able to renew or maintain its current financing facilities which would have a material adverse effect on JTS' business.

     At October 27, 1996, the Company had $42.3 million of 5 1/4% convertible subordinated debentures due April 29, 2002, which had been issued in 1987.

     JTS has yet to generate significant revenues and cannot assure that any level of future revenues will be attained or that JTS will achieve or maintain successful operations in the future. The Company's accounts receivable are heavily concentrated with a small number of customers. If any large customer of the Company became unable to pay its debts to the Company, liquidity would be adversely affected. In the event the Company is unable to increase sales or maintain production yields at acceptable levels there would be a significant adverse impact on liquidity. This would require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could adversely affect the Company's operations and competitive position. Due to delays in the receipt of additional financing, the Company took action in September 1996 to conserve its cash resources by reducing the production of drives planned for the third and fourth quarters of fiscal 1997.

     The Company will need significant additional financing resources over the next several years for facilities expansion, capital expenditures, working capital, research and development and vendor tooling. For example, the Company expects to spend approximately $7 million for vendor tooling and equipment to expand manufacturing capacity for the remainder of fiscal 1997. In fiscal year 1998, the Company plans approximately $45 million in capital expenditures related primarily to equipment and facilities required to increase drive production volumes. In addition, significant cash resources will be required to fund purchases of inventory needed to achieve anticipated sales levels. Failure to receive such cash resources will negatively impact the Company's ability to manufacture its products at required levels.

     In September 1996, the Company sold certain of its real estate acquired from Atari in the merger to one of its board members for $10 million. The property was sold at fair value, and the Company has an option to repurchase the property one year from the date of sale for $10 million. Also, in early November 1996, the Company completed a $15 million private financing involving the sale of its Series B Convertible Preferred Stock. JTS anticipates that with proceeds from the sale of real estate and the preferred stock together with existing cash it will be able to fund operations through the end of the current fiscal year ending February 2, 1997, including planned expense increases, working capital increases and capital expenditures required to manufacture approximately 700,000 drives per quarter. Thereafter, the Company anticipates that it will require additional funds to finance its growth. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for the purchase of its products, the progress of the Company's product development efforts and the Company's inventory and accounts receivable management. The Company currently expects that it would seek to obtain such funds from additional borrowing arrangements and/or public offering of debt and equity securities. There can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company or at all.

     As of December 31, 1995, Atari had federal net operating losses ("NOL's") and tax credit carryforwards in the amount of approximately $166.8 million, and as of January 28, 1996, JTS had federal NOL's of approximately $17.0 million. Under the Internal Revenue Code of 1986, as amended (the "Code"), certain changes in the ownership or business of a corporation that has NOL's or tax credit carryforwards will result in the inability to use or the imposition of significant restrictions on the use of such NOL's or tax credit carryforwards to offset future income and tax liability of the Company. The merger between Atari and JTS constituted a change in ownership with respect to JTS thus substantially restricting the use of JTS' pre-merger NOL's against post-merger income of the Company. In addition, the merger or subsequent events have constituted or likely will constitute an event which results in the imposition of restrictions on the ability of the Company to utilize the pre-merger NOL's and tax credit carryforwards of Atari against the post-merger income and tax liability of the Company. There can be no assurance that the Company will be able to utilize all or any of the pre-merger NOL's or tax credit carryforwards of Atari or JTS.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not aware of any other pending legal proceedings against the Company and its consolidated subsidiaries other than routine litigation incidental to their normal business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       Ex-27  Financial Data Schedule

     (b) Reports on Form 8-K -- None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          JTS CORPORATION

                                          --------------------------------------
                                                       (Registrant)

Date: December 11, 1996

                                          By   /s/  W. VIRGINIA WALKER

                                             -----------------------------------
                                             W. Virginia Walker
                                             Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBITS
--------
 Ex-27      Financial Data Schedule