Form 10-K
period 1997-02-02
JTS CORP
filed 1997-05-02
CIK 941167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER
               FEBRUARY 2, 1997                                    0-21085

                            ------------------------

                                JTS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0364572
        (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                   166 BAYPOINTE PARKWAY, SAN JOSE, CA 95134
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (408) 468-1800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE
          5.25% CONVERTIBLE SUBORDINATED DEBENTURES DUE APRIL 29, 2002

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on The American Stock Exchange, Inc. on April 21, 1997 was $121,589,135.40.

     The number of shares of Common Stock outstanding as of April 21, 1997 was 104,079,609.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those factors identified below under "Item 1 -- Business -- Risk Factors."

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the JTS Corporation Proxy Statement relating to the annual meeting of stockholders to be held on July 9, 1997 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

                                     PART I

ITEM 1 -- BUSINESS.

INTRODUCTION

     Atari Corporation ("Atari") was formed to design and market interactive multimedia entertainment systems and related software and peripheral products. On July 30, 1996, Atari merged (the "Merger") into JTS Corporation ("JTS" or the "Company"), a manufacturer of hard disk drives for notebook and desktop personal computers. Due to a lack of market acceptance of its video game console, Jaguar, Atari had significantly downsized its video game operations prior to the merger. This downsizing resulted in significant reductions in Atari's workforce and significant curtailment of research and development and sales and marketing activities for Jaguar and related products. Despite the introduction of additional game titles in the first quarter of 1996, sales of Jaguar and related software remained disappointing such that by the end of fiscal 1997 approximately all of the remaining inventory had been written off. The prior business of Atari is now conducted through the Company's Atari division; however, the Atari division does not and is not expected to represent a significant portion of the Company's business going forward.

     The most significant portion of the Company's business today is its disk drive division acquired in the merger with JTS, which designs, manufactures and markets hard disk drives for use in notebook computers and desktop personal computers. JTS was incorporated in February 1994 and remained in the development stage until October 1995, when it began shipping its 3.5-inch "Palladium" disk drives to customers in the United States and Europe. The Company currently has three disk drive product families in production, the 3-inch form factor "Nordic" family for notebook computers and the 3.5-inch form factor "Champ" and "Champion" families for desktop personal computers. The Company introduced into production its higher performance "Champion" family for desktop personal computers in the first quarter of fiscal 1998.

     Through fiscal 1997, the Company had shipped over 800,000 disk drives, consisting primarily of 3.5-inch drives. JTS began shipment of Nordic disk drives to Compaq Computer Corporation ("Compaq") in the second quarter of fiscal 1997; however, to date volume shipments of 3-inch drives have not occurred. The Company markets its disk drives to computer companies and system integrators for incorporation into their computer systems and subsystems and to original equipment manufacturers ("OEMs"). The Company sells its products through a direct sales force operating throughout the United States, Europe and Asia, as well as through distributors in the United States, Europe, Latin America and Canada.

     All of JTS' products are manufactured in Madras, India by its subsidiary, JTS Technology Ltd. (formerly Moduler Electronics (India) Pvt. Ltd.) ("JTS Technology"), which was acquired by JTS in April 1996. JTS Technology employed approximately 6,270 individuals at February 2, 1997.

     Since its inception, JTS has incurred significant losses which have resulted from the substantial costs associated with the design and development of its products, the establishment of manufacturing operations, the development of a supplier base, the marketing of its new products and the ramp up of production volumes. JTS has yet to generate profits from its disk drive business and cannot assure that it will achieve or maintain successful operations in the future.

INDUSTRY BACKGROUND

     DISK DRIVE MARKET. The hard disk drive industry is intensely competitive and is dominated by a small number of large companies, including Maxtor Corporation ("Maxtor"), Quantum Corporation ("Quantum"), Seagate Corporation ("Seagate") and Western Digital Corporation ("Western Digital"). In addition, several computer companies, such as Toshiba Corporation ("Toshiba") and International Business Machines Corp. ("IBM"), have in-house or "captive" disk drive manufacturing operations that produce disk drives for incorporation into their own computers as well as for sale to other OEMs.

     In 1996, approximately 106 million hard disk drives were shipped, representing a 18% increase over the prior year. Approximately 85 million, or 80%, of the hard disk drives shipped in 1996 were sold as part of desktop personal computers, and approximately 14 million, or 13%, were sold as part of notebook computers. In 1996, Seagate, Quantum and Western Digital controlled approximately 74% of the desktop hard disk drive market and IBM and Toshiba controlled approximately 73% of the notebook hard disk drive market.

     DISK DRIVE TECHNOLOGY. All hard disk drives used in notebook and desktop personal computers incorporate the same basic technology. One or more rigid disks are attached to a spin motor assembly which rotates the disks at a constant speed within a sealed, contamination-free enclosure. Typically, both surfaces of each disk are coated with a thin layer of magnetic material. Magnetic heads record and retrieve data from discrete magnetic domains located on preformatted concentric tracks in the magnetic layers of the rotating disks. An actuator positions the head over the proper track upon instructions from the drive's electronic circuitry. Most disk drives are "intelligent" disk drives which incorporate an embedded application specific integrated circuit ("ASIC") controller to manage communications with the computer. The magnetic heads employed in disk drives have traditionally been based on inductive-head technology (referred to as metal-in-gap or "MIG" technology) which combines the read and write function within a single head. Magneto-resistive ("MR") head technology, which segregates the read and write function to different elements of the head to optimize performance, has emerged recently as an alternative to inductive-head technology.

     The size of a hard disk drive is referred to as the drive's "form factor" or "footprint." At present, the vast majority of personal desktop and notebook computers incorporate disk drives with 3.5-inch or 2.5-inch form factors, respectively. The size of the form factor determines the size of the recording disk and, hence, dictates the recording capacity of the disk drive. Disk drives with smaller form factors must incorporate more disks and, therefore, more heads to offer the same recording capacity as larger form factor drives. Because heads and disks are the most expensive components in the hard disk drive, larger form factor disk drives are relatively less expensive to manufacture than smaller form factor drives with comparable recording capacities. As a result, 3.5-inch drives are better suited for desktop personal computers, which are not subject to the size constraints of notebook computers. In contrast, 2.5 inch drives, because of their reduced size, power conservation features, shock resistance and lightweight design, presently dominate the notebook computer market.

     EMERGING INDUSTRY TRENDS. In recent years, the computer industry has witnessed the emergence of several trends that JTS believes will continue to drive demand for innovative disk drive products. First, new data and image-intensive, multimedia applications are generating increased demand for greater storage capacities and performance at a lower cost. Second, the demand for portable computing devices, such as notebook computers, has kept pace with the significant growth in sales of personal computers, with portables representing approximately 14.1% of all personal computers sold in 1996. As the gap in technology and pricing between desktop and portable computers continues to narrow, consumers are demanding storage capacities in portable computers comparable to those offered by desktops. Lastly, the notebook computer industry is generally migrating towards lower profile computing devices. The pressure to reduce the profiles, increase the capacities and lower the costs of personal computers has presented manufacturers with a substantial ongoing technical challenge.

JTS' STRATEGY

     JTS has undertaken several key initiatives to meet the challenges currently facing hard disk drive manufacturers and to position the Company to become a leading international supplier of hard disk drives to the notebook and desktop computer markets. These key initiatives include the following:

     ESTABLISH 3-INCH FORM FACTOR TECHNOLOGY AS AN INDUSTRY STANDARD FOR NOTEBOOK COMPUTERS. To address demand in the portable computing market for lower profiles, greater storage capacities and lower costs, JTS has developed its Nordic family of 3-inch form factor disk drives. The disks used in the 3-inch format have 82% greater recording area than disks used in 2.5-inch drives, the current industry standard for notebook computers, offering nearly double the storage capacity at the same areal densities. Nordic drives also offer cost advantages per megabyte of storage space over competing drives. The design of the Nordic drives makes them the lowest profile disk drives currently in the market.

     FORM STRATEGIC ALLIANCES WITH COMPAQ AND OTHER KEY PARTICIPANTS IN THE COMPUTER INDUSTRY. As part of the Company's effort to gain rapid market acceptance of the 3-inch form factor Nordic drives, JTS has entered into agreements with Compaq, as a leading end-user of the 3-inch disk drives, and Western Digital, as an alternate source for disk drives incorporating Nordic technology. JTS intends to continue to take advantage of its management's considerable experience in the computer industry to obtain access to other key computer industry participants.

     DEVELOP INNOVATIVE DISK DRIVE TECHNOLOGY FOR NOTEBOOK AND DESKTOP PERSONAL COMPUTERS. JTS expects to continue to develop and design into each of its product families innovative and advanced hard disk drive technology which the Company believes will enhance the performance characteristics and storage capacities of its products. The Company intends to continue to work closely with its customers and suppliers to design drives that satisfy the customers' end-product requirements using efficient and low-cost manufacturing methods. JTS is committed to the timely development of new products and the continuing evaluation of new technologies. In this regard, JTS is presently designing into its hard disk drive product families various high-performance features, such as MR heads, new ASIC/channel technology, advanced dynamic head lifters, positive latch mechanisms, and multi-insertion interface connectors.

     ACHIEVE LOW PRODUCT COST STRUCTURE. By locating manufacturing facilities in Madras, India, JTS intends to capitalize upon a low-cost and highly-skilled labor force. JTS believes that labor costs in India are significantly lower than labor costs in other countries where hard disk drives are commonly manufactured, such as Singapore, Malaysia and Thailand. To leverage its low-cost labor force, JTS manufactures a portion of certain labor-intensive components inhouse rather than purchasing such components from outside suppliers. The Company also uses many common components in its 3-inch and 3.5-inch form factor disk drives, thereby reducing inventory requirements, creating significant assembling efficiencies and providing cost advantages from volume purchases of materials and toolings.

PRODUCTS

     JTS currently has three product families in production, the 3-inch form factor "Nordic" family for notebook computers and the 3.5-inch form factor "Champ" and "Champion" families for desktop personal computers. Shipments of Nordic drives to Compaq began in the second quarter of fiscal 1997; however, to date, volume shipments of Nordic drives have not yet occurred. JTS began volume production of Palladium disk drives in October 1995, and replaced these drives with Champ drives in the fourth quarter of fiscal 1997. The Company introduced its high performance Champion drives into production in the first quarter of fiscal 1998.

     JTS' disk drives are characterized by the following design features:

     LOW-PROFILE AND FULLY ENCAPSULATED DESIGN. JTS' hard disk drives have a lower profile than competing hard disk drives with comparable form factors and recording capacities. The low-profile design is made possible by the drives' high level of electronic integration that permits placement of the printed circuit board assembly ("PCBA") in the same plane as the recording disks (referred to as "board in the plane of the media" packaging). Most competing drives place the PCBA under the drive mechanics which significantly increases the height of the drive. JTS disk drives are fully-encapsulated with no exposed PCBA and contain either a standard fixed drive connector or optional multi-insertion connector. The encapsulated design eliminates the possibility of damage to the PCBA due to electrostatic discharge and improves the electromagnetic interference immunity of the drive.

     SIMPLIFIED AND HIGHLY-INTEGRATED PLATFORM APPROACH. JTS' product families share a simplified, highly-integrated platform approach characterized by a reduced number of components. JTS believes that its PCBAs have the fewest components in the industry due to JTS' use of highly-integrated ASIC controllers. JTS believes this simplified platform approach combined with a substantial percentage of common componentry among its product families facilitates the introduction of new technology and utilizes research personnel in a more efficient manner, thereby reducing development costs.

     COMMON COMPONENTRY AND MICRO-CODE. The Nordic, Champ and Champion product families share a substantial percentage of common electronic componentry and micro-code which facilitates the simultaneous development of products for the notebook and desktop computer markets and reduces time to market for JTS products. For example, JTS' product families share spindle motors, certain head stack components and controller ASICs. Common componentry also reduces inventory requirements, thereby creating significant assembling efficiencies and providing cost advantages from volume purchases of materials. The commonality of micro-code assists in production testing, diagnostics, failure analysis and uniform product performance.

     NORDIC PRODUCT FAMILY

     JTS' Nordic product family is designed for notebook computers. Nordic drives measure 90mm wide, the same width as a floppy diskette, and are classified as 3-inch drives. The Nordic drives incorporate low-profile architecture, measuring 10.5mm high for the two-disk version and 12.5mm for the three-disk version. Nordic drive capacity presently ranges from 1.0 and 1.4 gigabytes for the two-disk version to 1.2 and 1.6 gigabytes for the three-disk version. The two and three-disk Nordic drives are significantly thinner than the two and three-disk 2.5-inch drives (10.5mm and 12.5mm compared to 17mm and 19mm), while the surface area of the recording disk in a Nordic drive is 82% greater than a 2.5-inch disk. The greater surface area of the disk media used in the Nordic drives provides greater recording capacity using the same areal densities. Moreover, the Nordic drives consume approximately the same amount of power as 2.5-inch drives, making them well suited for battery operated applications. Nordic drives are currently offered at prices that are competitive with the prices of 2.5-inch drives.

     The Nordic product family was developed in conjunction with Western Digital, which has entered into a Technology Transfer and License Agreement with JTS. Under the terms of this agreement, Western Digital is obligated to share advancements in 3-inch technology and is licensed by JTS to serve as an alternate source of Nordic products to Compaq. In addition, JTS has entered into a Development Agreement with Compaq which obligates Compaq to purchase a minimum number of disk drives prior to June 1998. Production and shipment to Compaq of Nordic disk drives commenced in the second quarter of fiscal 1997. Volume shipments of 3-inch drives have not yet occurred. See "-- Strategic Alliances."

     CHAMP PRODUCT FAMILY

     Champ disk drives are 3.5-inch form factor drives designed for desktop personal computers. The Champ family replaced the Company's earlier "Palladium" family of 3.5-inch disk drives. The Champ product family includes two and three-disk versions with capacities presently ranging from 1.3 gigabytes to 2.0 gigabytes. The Champ drives incorporate low-profile architecture similar to Nordic drives, measuring 1/2 inch in height compared to competing drives that typically measure 1 inch in height. The low profile design allows two disk drives to be configured into the same space required for one competing 3.5-inch drive. JTS began volume production and shipments of 3.5-inch drives in October 1995.

     CHAMPION PRODUCT FAMILY

     JTS' recently-introduced Champion family of hard disk drives has been developed for the desktop personal computer market. Like the Company's Champ drives, the Champion family includes 3.5-inch form factor drives that are offered in two and three-disk versions. The two-disk version presently offers capacities of 1.7 and 2.0 gigabytes, and the three-disk version presently offers capacities of 2.5 and 3.0 gigabytes. The Champion drives incorporate the same low-profile architecture used in the Nordic and Champ drives. This family of disk drives has been designed with MIG head technology, thereby reducing the cost of the drives. The most important distinguishing factor of the Champion family as compared to Champ drives is that Champion drives incorporate a recently-introduced chipset from Adaptec, Inc. ("Adaptec"). The Adaptec chipset enhances the performance and capacity of the drives. As a result, the increased transfer rate of the Champion drives supports full-motion video, making them ideal for multimedia applications. JTS began production of Champion drives and initiated shipments to distributors in the first quarter of fiscal 1998. Although JTS will continue to manufacture Champ drives in the short term, the Company expects that its

Champion family will entirely replace the Champ family of disk drives during the second quarter of fiscal 1998.

STRATEGIC ALLIANCES

     As part of the Company's strategy to establish the Nordic family of disk drives as the standard for notebook computers, the Company has entered into key strategic alliances with Compaq and Western Digital.

     COMPAQ. In June 1994, JTS and Compaq entered into a Development Agreement pursuant to which Compaq agreed to design JTS' Nordic disk drives into at least one of Compaq's products and to purchase a minimum number of hard disk drives from JTS prior to June 1998. In addition, JTS granted to Compaq certain pricing preferences and agreed to pay royalties to Compaq on sales of Nordic disk drives to third parties during the term of the agreement. Compaq was granted a license to use the Nordic designs to manufacture or to have manufactured Nordic drives on a royalty-free basis in the event JTS fails to meet the agreed upon production schedule or, if JTS is not in default under the agreement, to have Nordic drives manufactured by third-parties upon payment of a royalty to JTS. The Development Agreement also restricts JTS' ability to sublicense Nordic technology. The Development Agreement has a five year term, which will automatically be renewed under certain circumstances and may be terminated by either party only with cause. The Company began shipments of Nordic disk drives to Compaq in June 1996. Volume shipments of Nordic disk drives began in the fourth quarter of fiscal 1997. See "Risk Factors -- Dependence on Compaq Computer Relationship; Customer Concentration."

     WESTERN DIGITAL. In February 1995, JTS and Western Digital entered into a Technology Transfer and License Agreement pursuant to which Western Digital obtained manufacturing and marketing rights to JTS' 3-inch hard disk drive products and is licensed to act as an alternate source of Nordic drives to Compaq. In return, Western Digital has made payments to JTS totalling $5.3 million upon the achievement of certain development milestones. In February 1995, Western Digital also made a $4.1 million equity investment in JTS as part of the transaction. The parties have reciprocal, royalty-free, cross-license agreements for future 3-inch drive developments, and Western Digital has granted to JTS licenses on existing patents covering its 3-inch disk drive technology. The Technology Transfer and License Agreement restricts JTS from sublicensing Nordic technology, under certain circumstances, until 1998. See " -- Patents and Licenses." JTS intends to establish similar arrangements with other major computer OEMs and notebook computer manufacturers. See "Risk
Factors -- Dependence on Compaq Computer Relationship; Customer Concentration."

MANUFACTURING

     JTS' manufacturing strategy is to be a low-cost producer of hard disk drives for the notebook and desktop personal computer markets by capitalizing on low labor costs, common componentry and selective vertical integration. Due to the common componentry of the Nordic, Champ and Champion disk drives, JTS believes that it enjoys considerable flexibility in managing inventory levels and meeting its customers' production requirements. In addition, JTS believes that common componentry reduces the amount of scrap materials in the manufacturing process and facilitates the training of operators in producing new products, thus reducing production costs. JTS is evaluating continued selective vertical integration as an alternative to outsourcing certain sub-assembly manufacturing. At present, JTS is vertically integrated in certain labor intensive components, such as head stacks.

     All of JTS' manufacturing operations are currently conducted at its Indian subsidiary, JTS Technology, which JTS acquired in April 1996. JTS Technology was founded in 1986 by members of the family of Sirjang L. Tandon, JTS' Chairman and Corporate Technical Strategist, as a contract manufacturer of power supplies for computers and hard disk drive subassemblies. In December 1994, JTS Technology received Indian government approval to manufacture hard disk drives. At approximately the same time, JTS Technology discontinued production of hard disk drive subassemblies for customers other than JTS. In March 1995, JTS entered into a verbal agreement to acquire the hard disk drive division of JTS Technology. JTS subsequently assumed operational and management control of certain portions of the hard disk drive business of JTS Technology. In April 1996, JTS purchased 90% of the outstanding capital stock of JTS Technology. JTS has a right of first refusal to purchase the remaining equity interest in JTS Technology at a proportionate percent of the net book value of JTS Technology at the time of the purchase.

     JTS Technology's Madras facility presently occupies 85,000 square feet. At this facility, JTS is adding production lines and expanding its clean room environment. JTS believes that locating its manufacturing operations in India is an important element of its low-cost manufacturing strategy due to the availability of a high-quality, low-cost technical labor pool. JTS believes that labor costs in India are significantly lower than labor costs in other countries where hard disk drives are commonly manufactured, such as Singapore, Malaysia and Thailand. As of February 2, 1997, 6,270 individuals were employed at JTS Technology. In 1995, JTS Technology was granted a five year "tax holiday," which is expected to expire in 2001, with respect to sales of JTS' products in and outside of India. In addition, JTS Technology is located in the Madras Export Processing Zone and, therefore, enjoys a tax exemption with respect to profits generated from sales outside of India. Such exemption may be terminated or additional taxes may be imposed at any time, for political or economic reasons, in which event JTS would become subject to significantly greater taxes on sales of disk drives outside of India. Furthermore, JTS does not have a long-term lease agreement, but rather occupies the Madras facility pursuant to allotment letters from the Development Commissioner of the Madras Export Processing Zone. Such benefits associated with conducting business in India, which historically has experienced considerable political instability, are subject to the vagaries of the Indian government and may be withdrawn at any time.

     The manufacture of high-capacity hard disk drives is a complex process, requiring a clean room environment, the assembly of precision components within narrow tolerances and extensive testing to ensure reliability. JTS' manufacturing process is performed in three stages: subassembly, final assembly and final test. The subassembly group builds mechanical subassemblies and flex cables and modifies PCBAs. Printed circuit board assembly is performed by outside vendors. The final assembly group assembles all subassemblies and components into the mechanical head/disk assembly ("HDA"), writes servo information, and performs preliminary testing. To avoid contamination by dust and other particles which may impair the functioning of the disk drive, most assembly takes place under controlled clean room conditions. The final test group connects PCBAs to HDAs, burns-in completed drives and performs final tests.

     The principal components used in JTS' manufacturing process are disks, heads and PCBAs. JTS has three qualified sources each for PCBAs and disks and four qualified sources for heads. JTS Technology imports approximately 85% of the componentry used in the manufacture of disk drives from outside of India. In the past, JTS has experienced delays in obtaining certain components, and there can be no assurance that such delays, or difficulties in obtaining those or other components, will not occur in the future. JTS' inability to obtain essential components or to qualify additional sources as necessary, if prolonged, could have a material adverse effect on JTS' business, operating results and financial condition.

     JTS has developed a comprehensive quality assurance program. All significant electrical and mechanical parts received from outside sources are inspected or tested, normally on a sample basis, and testing and burn-in of certain components and subassemblies occurs during assembly. In addition, JTS performs several in-process quality checks and inspections both in the PCBA and HDA processes, and a final drive-level quality check prior to packaging. Additional performance and reliability testing is done on a sample basis from each week's production units in order to monitor quality levels and provide corrective action to the factory processes. JTS generally warrants its products against defects in design, materials and workmanship for three years. See "Risk Factors -- Availability of Components and Materials; Dependence on Suppliers," "-- Expansion of Manufacturing Capacity," "-- Dependence on Single Manufacturing Capacity," "-- Risks of International Sales and Manufacturing," and
"-- Production Yields; Product Quality."

RESEARCH AND DEVELOPMENT

     The disk drive industry is characterized by rapid technological change and short product life cycles. As a result, JTS' success will depend upon its ability to develop new products, successfully introduce these products to the market and ramp up production to meet customer demand. Accordingly, JTS is committed to timely development of new products and the continuing evaluation of new technologies. JTS' research and development efforts are presently concentrated on broadening its existing 3.5- and 3-inch product lines and introducing new generations of products with increased capacities and improved performance at a lower cost. In this regard, JTS has designed various high performance features, such as new ASIC/channel technology and advanced head lifters, into its recently-introduced Champion family of hard disk drive. In addition, the Company is currently designing into its disk drives MR head component technology, which allows data to be recorded and read at much higher track densities than MIG or inductive thin-film head technology. JTS expects to begin shipment of Champion drives with recording capacities of up to 3.0 gigabytes and Nordic drives with recording capacities of up to 2.1 gigabytes in the second quarter of fiscal 1998. As of February 2, 1997, JTS employed 129 individuals in engineering.

SALES AND MARKETING; CUSTOMERS

     JTS sells and markets its products through a direct sales force that operates in the United States, Europe and Asia. In addition, JTS sells and markets its products through an international network of distributors to OEMs, VARs and systems integrators. The Company presently has sales offices throughout the world that market JTS disk drives. International sales accounted for 56% of revenues in fiscal 1997.

     A limited number of customers account for a significant percentage of JTS' total revenue. In fiscal 1997, Karma International AG, FutureTech International, Inc. ("FutureTech") and Synnex Information Technology accounted for approximately 30%, 13% and 12%, respectively, of JTS' total revenue. JTS expects that sales to a relatively small number of customers will account for a substantial portion of its net revenues for the foreseeable future, although the companies that comprise JTS' largest customers may change from period to period. In particular, based on existing contracts with FutureTech and Compaq, JTS expects that revenues from these companies will account for a substantial percentage of JTS' revenues in the foreseeable future. The loss of, or decline in orders from, one or more of JTS' key customers would have a material adverse effect on JTS' business, operating results and financial condition.

BUSINESS OF ATARI DIVISION

     Atari was incorporated under the laws of Nevada in May 1984. From 1984 to 1992, Atari designed, manufactured and marketed proprietary personal computers and video games and related software. Over the past several years, Atari has undergone significant change. In 1992 and 1993, Atari significantly downsized operations, decided to exit the computer business and focused on its video game business. As a result, revenues from computer products as a percentage of total revenues declined from 67% in 1993 to 16% in 1994 and 12% in 1995, while sales of entertainment systems and related software and peripheral products and the receipt of royalties represented the balance of revenues in each such year. These actions resulted in significant restructuring charges for closed operations and write-downs of computer and certain video game inventories in 1992 and 1993. (See Note 13 to Consolidated Financial Statements for discussion of segment information.)

     While restructuring, Atari developed its 64-bit Jaguar interactive multimedia entertainment system, which was introduced in selected markets in the fourth quarter of 1993. For 1995 and 1994, total sales of Jaguar and related products were $9.9 million and $29.3 million, respectively, and represented 68% and 76% of Atari's net revenues, respectively. These Jaguar sales were substantially below Atari's expectations, and Atari's business and financial results were materially adversely affected in 1995. Atari presently has a substantial unsold inventory of Jaguar and related products and there can be no assurance that such inventory can be sold at current prices.

     By late 1995, Atari recognized that despite a significant commitment of financial resources to the Jaguar and related products, it was unlikely that Jaguar would ever become a broadly accepted video game console or that Jaguar technology would be broadly adopted by software title developers. As a result, Atari decided to significantly downsize its Jaguar operations. This downsizing resulted in significant reductions in Atari's workforce, and significant curtailment of research and development and sales and marketing activities for Jaguar and related products. Accordingly, Atari decided to focus its efforts on selling its inventory of Jaguar and related products and to emphasize its existing licensing and development activities related to multimedia entertainment software for various platforms. As a result of Atari's investment in game design, and programming for its Jaguar software, Atari has ported certain of its Jaguar titles to the IBM PC compatible platform. In this regard, Atari commenced shipment of the PC CD-ROM version of Tempest 2000 in Europe during the first quarter of 1996. In 1997, Atari plans to continue its efforts to license titles for its game library to third party publishers and to sell various properties held for investment purposes.

PATENTS AND LICENSES

     JTS currently owns no patents (other than those acquired from Atari in the Merger) and has licensed in a substantial portion of the technology used in its hard disk drives pursuant to license agreements with Pont, TEAC and Western Digital. If such license agreements were prematurely terminated or if JTS were enjoined from relying upon such licenses due to JTS' alleged or actual breach of such agreements, JTS would be prevented from manufacturing disk drives incorporating technology subject to such licenses. As a result, JTS' business, operating results and financial condition would be materially adversely affected. JTS has filed three United States patents applications. Although JTS believes that patent protection could offer significant value, the rapidly changing technology of the computer industry makes JTS' future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent protection.

     A license with respect to certain key technology employed in JTS' Nordic disk drives was granted to JTS by TEAC pursuant to a license agreement dated February 4, 1994 (the "TEAC Agreement"). The TEAC Agreement also includes a cross-license with respect to Nordic technology developed jointly by TEAC and JTS, which will be owned jointly by the two companies, and granted certain rights to TEAC with respect to Nordic technology developed independently by JTS, which will be owned solely by JTS. Under the TEAC Agreement, JTS is obligated under certain circumstances to make royalty payments to TEAC in connection with the sale of future generation disk drives incorporating Nordic technology that is jointly developed by JTS and TEAC or independently developed by TEAC. JTS is not obligated to make royalty payments with respect to developments to Nordic technology made independently by JTS, but JTS is obligated to license such developments to TEAC on a royalty-free basis. The TEAC Agreement restricts JTS' ability to sublicense certain technology licensed to JTS. Under the TEAC Agreement, JTS has granted TEAC certain pricing preferences on purchases of Nordic drives. TEAC originally acquired its rights in certain Nordic disk drive technology pursuant to the Agreed Order Compromising Controversies dated February 4, 1994 (the "Order") governing the distribution of the assets of Kalok Corporation. The Order imposes certain restrictions on JTS' right to sublicense, manufacture and sell certain disk drive technology of Kalok Corporation that was transferred to both TEAC and Pont pursuant to the Order.

     In June 1994, JTS entered into a Development Agreement with Compaq which imposes certain restrictions on JTS' ability to sublicense Nordic technology to third parties. In addition, the Development Agreement imposes a royalty obligation upon JTS with respect to the sale of Nordic disk drives to third parties during the term of the agreement. Moreover, Compaq has a right of first refusal with respect to all production of Nordic drives until June 1997 and a right of first refusal to license and/or acquire future JTS technologies and products during the term of the agreement. JTS has also granted certain non-exclusive manufacturing and marketing rights with respect to certain Nordic technology and developments thereto within the term of the Development Agreement.

     In January 1995, JTS and Pont entered into a cross-licensing agreement (the "Pont Agreement") pursuant to which JTS granted to Pont a royalty-free, nonexclusive, perpetual license to use certain JTS and jointly-developed hard disk drive technology, to make developments to such technology and to manufacture and sell in certain territories hard disk drives incorporating such technology. In return, Pont granted to JTS a royalty-free, nonexclusive, perpetual license to use certain Pont and jointly-developed hard disk drive technology, to make developments to such technology and to manufacture and sell in certain territories hard disk drives incorporating such technology. In addition, Pont was obligated to make certain royalty payments to JTS for a limited period of time with respect to the sale of hard disk drives incorporating certain JTS technology.

     In February 1995, the TEAC Agreement, the Order, the Pont Agreement and the Compaq Development Agreement were each amended to permit the license and sublicense by JTS to Western Digital of certain rights in Nordic disk drive technology. In addition, the amendment to the TEAC Agreement provides that JTS will pay certain royalties to TEAC, under certain circumstances, upon the sale of Nordic drives for a limited period of time. The Pont Agreement was also amended to expand the territories in which JTS may manufacture and sell hard disk drives incorporating technology subject to the agreement. JTS and Western Digital concurrently entered into a Technology Transfer and License Agreement pursuant to which Western Digital obtained certain manufacturing and marketing rights to Nordic disk drive technology. The parties have reciprocal, royalty-free, cross-license agreements for future Nordic technology developments, and Western Digital has granted to JTS licenses on existing patents covering its 3-inch hard disk drive technology.

     The Company has exclusive use of the "Atari" name and "Fuji" logo in all areas other than coin-operated arcade video game use. The Company also has a portfolio of other intellectual properties including patents, trademarks, and copyrights associated with the Atari video game and computer businesses. The Company believes that such patents, trademarks and other intellectual property, are important assets. As of February 2, 1997, the Company held approximately 150 patents in the United States and other jurisdictions relating to the business of the Atari division which expire from 1997 to 2010 and had applications pending for three additional patents. There can be no assurance that any of these patent rights will be upheld in the future or that the Company will be able to preserve any of the Atari division's other intellectual property rights. The occurrence of litigation relating to patent infringement or other intellectual property, matters, regardless of the outcome, could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The hard disk drive industry is intensely competitive and dominated by a small number of large companies, including Maxtor, Quantum, Seagate, and Western Digital. In addition, a number of computer companies, such as Toshiba and IBM, have in-house or "captive" disk drive manufacturing operations that produce disk drives for incorporation into their own computers as well as for sale to other OEMs. Many of JTS' competitors have broader product lines than JTS, and all have significantly greater financial, technical and marketing resources. Furthermore, JTS has licensed key 3-inch form factor technology to Western Digital, a competitor in the personal computer disk drive market that could become a significant supplier of 3-inch form factor disk drives to Compaq and other OEMs. See "Initial Efforts to Achieve Market Acceptance of Hard Disk Drive Products." There can be no assurance that JTS will develop and manufacture products on a timely basis with the quality and features necessary to compete effectively. Generally, OEM customers for hard disk drives rely on a limited number of suppliers. As a result, it may be necessary for JTS to displace competitors to increase its net sales. In addition, JTS faces competition from the manufacturing operations of its current and potential OEM customers, which could initiate or increase internal production of hard disk drives and reduce or cease purchasing from independent hard disk drive suppliers such as JTS. Moreover, the hard disk drive industry is characterized by price erosion and resulting pressure on gross margins. JTS expects that hard disk drive prices will continue to decline and that competitors will offer products which meet or exceed the performance capabilities of JTS' current products. Due to such pricing pressures, JTS' future gross margins will substantially depend upon its ability to control manufacturing costs, improve manufacturing yields and introduce new products on a timely basis. Any increase in price competition would have a material adverse effect on JTS' business, operating results and financial condition. JTS may also experience competition from other forms of data storage, including optical storage, flash memory and holographic storage. If JTS' current and prospective customers and end users were to adopt such data storage products as an alternative to JTS' products, JTS' business, operating results and financial condition would be materially adversely affected.

BACKLOG

     JTS' sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reductions or rescheduling without significant penalties. Changes in forecasts, cancellations, rescheduling and quantity reductions may result in excess inventory costs, inventory losses and under-utilization of production capacity and may have a material adverse effect on JTS' business, operating results and financial condition. As a result of the foregoing, JTS' backlog as of any particular date may not be representative of actual sales for any succeeding period. As of February 2, 1997, JTS had a backlog of approximately $74 million. Backlog on any given date is not necessarily indicative of total orders for a given period, which may be more or less than expected.

EMPLOYEES

     As of February 2, 1997, JTS (excluding the Atari division) had 6,493 full-time employees, of whom 191 were located in San Jose, California, 6,270 were located in Madras, India, 25 were located in the Far East and 7 were located in Europe. Of the full-time employees, 6,270 are engaged in manufacturing, 28 in marketing, sales and service, 129 in engineering and 28 in administration and finance and 38 others. Due to disappointing sales of Jaguar and related products, Atari reduced its workforce from 101 persons at December 31, 1994 to 73 persons at December 31, 1995 and to 15 persons at December 31, 1996. JTS does not presently anticipate any further reductions in the Atari division's workforce. As of February 2, 1997, the Atari division had approximately six employees in the United States, including four in engineering and product development and two in distribution. In addition, the Atari division had one employee outside the United States at February 2, 1997.

     The market for well-trained employees with disk drive industry experience is intensely competitive. JTS believes that its future success will depend on its ability to continue to attract and retain a team of highly motivated and skilled individuals. None of JTS' employees is represented by a labor organization. JTS believes that its employee relations are good.

RISK FACTORS

     LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES. JTS was incorporated in February 1994 and did not commence production of hard disk drives until October 1995. JTS experienced operating losses for its fiscal years ended January 29, 1995, January 28, 1996 and February 2, 1997 of $5.2 million, $32.5 million and $149.6 million, respectively, which resulted from the substantial costs associated with the design, development and marketing of new products, the establishment of manufacturing operations, the development of a supplier base and, in fiscal 1997, the $110.0 million write off of in-process research and development costs as a result of the merger with Atari. The Company has yet to generate profits and cannot assure that it will achieve or maintain successful operations in the future. Such factors have raised substantial doubt about the ability of JTS to continue its operations without achieving successful future operations or obtaining financing to meet its working capital needs, neither of which can be assured.

     As of February 2, 1997, JTS had working capital of $1.8 million and a net worth of $12.4 million. JTS had net revenues of only $90.5 million and an operating loss of $149.6 million for the year ended February 2, 1997. These results include Atari's six-month operations through July 28, 1996 and the combined companies' operations from the closing of the merger (July 30, 1996) to February 2, 1997.

     NEED FOR ADDITIONAL FINANCING; POSSIBLE BREACH OF LOAN COVENANTS. The hard disk drive business is extremely capital intensive, and JTS will need significant additional financing resources in fiscal 1998 and over the next several years for facilities expansion, capital expenditure, working capital, research and development and vendor tooling. The issuance of equity or convertible debt securities, upon conversion, would result in dilution of the voting control of existing stockholders and could result in dilution to earnings per share. There can be no assurance that additional funding will be available on terms acceptable to JTS or at all. If JTS is unable to obtain sufficient capital, it would be required to curtail its facilities expansion, capital expenditures, working capital, research and development and vendor tooling expenditures, which would materially adversely affect JTS' business, operating results and financial condition. In this regard, due to delays in the receipt of additional financing, the Company took action in September 1996 to conserve its cash resources by reducing the production of disk drives planned for the third and fourth quarters of fiscal 1997. Furthermore, certain equipment and receivables financing as well as term loans made to JTS Technology are contingent on JTS' ability to comply with stringent financial covenants. JTS' failure to comply with such covenants could result in the loss of such financing sources. In this regard, JTS Technology has failed to obtain certain debt and equity required under one of its loan agreements. Management believes that the lender is unlikely to require JTS to immediately repay advances outstanding for non-compliance with debt covenants. Although management believes it is in compliance with this provision due to the open accounts receivable which they have from JTS Technology and intends to convert a portion of its open accounts receivable from JTS Technology to unsecured loans to satisfy this requirement, there can be no assurance that the lender will not require JTS to immediately repay advances. The loss of any such sources of funding could have a material adverse effect on JTS' business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     UNCERTAINTY OF MARKET ACCEPTANCE; LENGTHY SALES CYCLE. Since its inception in February 1994, JTS has primarily engaged in research and development of its core technology for hard disk drives. JTS' marketing strategy depends significantly on its ability to establish distribution, licensing, product development and other strategic relationships with major computer OEMs and on the willingness and ability of these companies to utilize and to promote JTS' hard disk drive technology and products. JTS' first commercial product line, the Palladium family of hard disk drives, was introduced in September 1995 and is targeted at the desktop personal computer market. JTS' second product line, the Nordic family of hard disk drives, has been designed for notebook computers. In the second quarter of fiscal 1997, the Company introduced its newest family of hard disk drives, the Champion product line. See "Business -- Products." There can be no assurance that any significant market for any product family will develop. In particular, the Nordic drives use a 3-inch form factor, which JTS has only recently introduced to the industry. At present, only a limited number of computer manufacturers are developing or have plans to develop computers that may accommodate Nordic drives. If additional computer manufacturers do not modify their existing products or develop new products to accommodate 3-inch form factor disk drives, sales of Nordic disk drives and, therefore, JTS' business, operating results and financial condition would be materially adversely affected.

     Qualifying hard disk drives for incorporation into a new computer product requires JTS to work extensively with the customer and the customer's other suppliers to meet product specifications. Customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with JTS' senior management, before making a purchasing decision. Accordingly, JTS' products typically have a lengthy sales cycle during which JTS may expend substantial financial resources and management time and effort with no assurance that a sale will result.

     HIGHLY COMPETITIVE MARKET. The hard disk drive industry is intensely competitive and dominated by a small number of large companies, including Maxtor, Quantum, Seagate and Western Digital. In addition, a number of computer companies, such as IBM and Toshiba, have in-house or "captive" disk drive manufacturing operations that produce disk drives for incorporation into their own computers as well as for sale to other OEMs. Many of JTS' competitors have broader product lines than JTS, and all have significantly greater financial, technical and marketing resources. In this regard, JTS' lack of sufficient working capital in the last two quarters has put JTS at a competitive disadvantage relative to certain of its competitors which have had access to greater financial resources. Furthermore, JTS has licensed key 3-inch form factor technology to Western Digital, a competitor in the personal computer disk drive market that could become a significant supplier of 3-inch form factor disk drives to Compaq and other OEMs. See "Business -- Strategic Licenses." There can be no assurance that JTS will develop and manufacture products on a timely basis with the quality and features necessary to compete effectively. Generally, OEM customers for hard disk drives rely on a limited number of suppliers. As a result, it may be necessary for JTS to displace competitors to increase its net sales. In addition, JTS faces competition from the manufacturing operations of its current and potential OEM customers, which could initiate or increase internal production of hard disk drives and reduce or cease purchasing from independent hard disk drive suppliers such as JTS. Moreover, the hard disk drive industry is characterized by price erosion and resulting pressure on gross margins. JTS expects that hard disk drive prices will continue to decline and that competitors will offer products which meet or exceed the performance capabilities of JTS' current products. Due to such pricing pressures, JTS' future gross margins will substantially depend upon its ability to control manufacturing costs, improve manufacturing yields and introduce new products on a timely basis. Any increase in price competition would have a material adverse effect on JTS' business, operating results and financial condition. JTS may also experience competition from other forms of data storage, including optical storage, flash memory and holographic storage. If JTS' current and prospective customers and end users were to adopt such data storage products as an alternative to JTS' products, JTS' business, operating results and financial condition would be materially adversely affected. See
"Business -- Competition."

     RAPID TECHNOLOGICAL CHANGE; SHORT PRODUCT LIFE CYCLES. The hard disk drive industry is characterized by rapid technological change and short product life cycles. As a result, JTS must continually anticipate change and adapt its products to meet demand for increased storage capacities. Although JTS intends to continuously develop new products and production techniques, there can be no assurance that JTS will anticipate advances in hard disk drive technology and develop products incorporating such advances in a timely manner to compete effectively against its competitors' new products. Due to the rapid technological change and frequent development of new hard disk drive products, it is common in the industry for the relative mix of customers and products to change rapidly, even from quarter to quarter. For example, in the first half of calendar 1996, the demand for 1 gigabyte 3.5-inch form factor hard disk drives decreased dramatically due to increased availability of and demand for larger capacity disk drives. As a result, pricing pressure on such disk drives, including those marketed by JTS, increased and gross margins decreased. Generally, new products have higher selling prices than more mature products. Therefore, JTS' ability to introduce new products on a timely basis is an important factor in achieving growth and profitability. In addition, JTS anticipates continued changes in the requirements of its customers in the computer industry. There can be no assurance that JTS will be able to develop, manufacture and sell products that respond adequately to such changes or that future technological innovations will not reduce demand for hard disk drives. JTS' business, operating results and financial condition will be materially adversely affected if its development efforts are unsuccessful, if the technologies that JTS has chosen not to develop prove to be competitive alternatives or if its current and prospective customers and end users were to adopt alternative data storage products, such as optical storage, flash memory and holographic storage. As JTS increases its production and shipment of hard disk drives and expands its product line, JTS' inventory levels will increase. Due to the rapid rate of technological change in the computer industry, a large inventory poses the risk of inventory obsolescence which could have a material adverse effect on JTS' business, operating results and financial condition. In this regard, JTS anticipates incurring future inventory allowances, the level of which will depend upon a number of factors, including manufacturing yields, new product introductions, maturity or obsolescence of product designs, inventory levels and competitive pressures.

     AVAILABILITY OF COMPONENTS AND MATERIALS; DEPENDENCE ON SUPPLIERS. JTS relies on a limited number of suppliers for many components and materials used in its manufacturing processes, including recording disks, head stack components and integrated circuits. At present, JTS does not have multiple suppliers to all of its materials and component requirements, and there can be no assurance that JTS will secure more than one source for all of its requirements in the future or that its suppliers will be able to meet its requirements on a timely basis or on acceptable terms. Furthermore, JTS does not have contractual arrangements with any of its sole source suppliers. In particular, JTS presently relies on sole source suppliers for controller ASICs, read channels, digital signals wP and spindle motor drivers, and certain head stack components. Delays in the receipt of certain components and materials have occurred in the past, and there can be no assurance that delays will not occur in the future or that suppliers will not extend lead times. Moreover, changing suppliers for certain materials, such as spindle motors, could require requalification of JTS' products with some or all of its customers. Requalification could prevent early design-in wins or could prevent or delay continued participation in hard disk drive programs for which JTS' products have been qualified. In addition, long lead times are required to obtain many materials, such as integrated circuits utilized in JTS' PCBAs. Regardless of whether these materials are available from established or new sources of supply, long lead times could impede JTS' ability to quickly respond to changes in demand and product requirements. Any limitations on, or delays in, the supply of materials could disrupt JTS' production volume and could have a material adverse effect on JTS' business, operating results and financial condition. In this regard, in the fourth quarter of fiscal 1996, JTS experienced delays in obtaining sufficient quantities of certain components provided by one supplier, which resulted in a significant reduction in JTS' production volume during such period. The Company subsequently added three new suppliers of this component, but there can be no assurance that production problems of this type or otherwise will not occur again in the future. Furthermore, a significant increase in the price of one or more of these components or materials could adversely affect JTS' business, operating results and financial condition. In addition, there are only a limited number of providers of hard disk drive manufacturing equipment, such as servo-writers, burn-in equipment and final test equipment, and ordering additional equipment for replacement or expansion involves long lead times, which limit the rate and flexibility of capacity expansion. Failure to obtain such manufacturing equipment on a timely basis could limit JTS' production of hard disk drives and adversely affect JTS' business, operating results and financial condition. See
"Business -- Manufacturing."

     CYCLICAL NATURE OF HARD DISK DRIVE AND COMPUTER INDUSTRIES. JTS' operating results are dependent on the demand for hard disk drives, which in turn depends on the demand for notebook and desktop personal computers. The hard disk drive industry is cyclical and has experienced periods of oversupply, resulting in significantly reduced demand for hard disk drives, as well as pricing pressures and reduced production levels. The effect of these cycles has been magnified by computer manufacturers' practice of ordering components, including hard disk drives, in excess of their needs during periods of rapid growth. In recent years, the disk drive industry has experienced significant growth, and JTS intends to expand its capacity based on current and anticipated demand. There can be no assurance that such growth will continue or that the level of demand will not decline. In this regard, certain personal computer manufacturers have announced reductions in anticipated revenue growth. A decline in demand for hard disk drives would have a material adverse effect on JTS' business, operating results and financial condition. Additionally, in the past some computer manufacturers have experienced substantial financial difficulties due to the cyclical nature of the computer industry and other factors. Any increased price pressure in the personal computer industry could be passed through to personal computer component suppliers, including manufacturers of hard disk drives. To date, JTS has not incurred significant bad debt expense. However, there can be no assurance that JTS will not face difficulty in collecting receivables or be required to offer more liberal payment terms in the future, particularly in a period of reduced demand. Any failure to collect or delay in collecting receivables could have a material adverse effect on JTS' business, operating results and financial condition.

     DEPENDENCE ON COMPAQ COMPUTER RELATIONSHIP; CUSTOMER CONCENTRATION. JTS' strategy to commercialize its products and achieve market acceptance has focused on the development of distribution, licensing, product development and other strategic relationships with leading computer companies, other manufacturers of computer peripherals and recognized distribution organizations. In this regard, JTS entered into a Development Agreement with Compaq in 1994 pursuant to which Compaq agreed to design JTS' Nordic disk drives into at least one of Compaq's products and to purchase a minimum number of Nordic disk drives from JTS within two years following Compaq's acceptance of the first of such products. In return, JTS granted Compaq certain pricing preferences and agreed to pay royalties to Compaq on sales of Nordic disk drives to third parties during the term of the agreement. Compaq was also granted a License to use the Nordic designs to manufacture or to have manufactured Nordic drives on a royalty-free basis in the event JTS fails to meet the agreed upon production schedule or, if JTS is not in default under the agreement, to have Nordic drives manufactured by third-parties upon payment of a royalty to JTS. The Development Agreement also restricts JTS' ability to sublicense Nordic technology. The Development Agreement has a five year term, which will automatically be renewed under certain circumstances and may be terminated by either party only with cause. In order to provide an alternate source of Nordic products, JTS entered into a Technology Transfer and License Agreement with Western Digital pursuant to which Western Digital has the right to manufacture and sell Nordic disk drives to Compaq and others. If either of these agreements were to terminate prematurely, JTS' efforts to establish market acceptance of its products and, consequently, its business, operating results and financial condition would be adversely affected. In the first half of calendar 1996, Compaq delayed introduction of a notebook product line that incorporates the Company's hard disk drives, which resulted in shipment delays by the Company to Compaq and others. The Company may experience similar delays in the future. In fiscal 1997, Karma International AG, FutureTech International, Inc. and Synnex Information Technology accounted for approximately 30%, 13% and 12%, respectively, of JTS' total revenues. JTS expects that sales to a relatively small number of OEMs will account for a substantial portion of its net revenues for the foreseeable future, although the companies that comprise JTS' largest customers may change from period to period. The loss of, or decline in orders from, one or more of JTS' key customers would have a material adverse effect on JTS' business, operating results and financial condition. See "Business -- Initial Efforts to Achieve Market Acceptance of Hard Disk Drive Products."

     RELIANCE ON LICENSED TECHNOLOGY. JTS currently owns no patents (other than those acquired from Atari in the Merger) and has obtained licenses to a substantial portion of the technology used in its hard disk drives pursuant to license agreements with TEAC Corporation ("TEAC"), Pont Peripherals Corporation ("Pont") (formerly DZU Corporation), and Western Digital. If such license agreements were prematurely terminated or if JTS were enjoined from relying upon such licenses due to JTS' alleged or actual breach of such agreements, JTS would be prevented from manufacturing hard disk drives incorporating technology subject to such licenses. As a result, JTS' business, operating results and financial condition would be materially adversely affected. See
"Business -- Patents and Licenses."

     INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. Although JTS attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that JTS will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that patents will be issued with respect to JTS' pending patent applications or that any future patents will be sufficiently broad to protect JTS' technology. There can be no assurance that any future patent issued to JTS will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection to JTS' products. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate JTS' products or design around any possible patents issued to JTS in the future. In addition, the laws of certain foreign countries may not protect JTS' intellectual property rights to the same extent as do the laws of the United States.

     In recent years, the hard disk drive industry has experienced an increase in litigation to enforce intellectual property rights. Litigation may be necessary to enforce any future JTS patents, patents acquired in the Merger, copyrights or other intellectual property rights, to protect JTS' trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or claims for indemnification resulting from infringement claims. Such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on JTS' business, operating results and financial condition. Alternatively, if any claims are asserted against JTS, JTS may seek to obtain a license under the third party's intellectual property rights or to seek to design around such claims. There can be no assurance, however, that a license will be available on reasonable terms or at all, and it could be expensive and time consuming or prove impossible for JTS to design around such claims. Any of such alternatives could materially and adversely affect JTS' business, results of operations and financial condition.

     Pursuant to the Merger, JTS has exclusive use of the "Atari" name and "Fuji" logo in all areas other than coin-operated arcade video game use. JTS also has a portfolio of other intellectual properties of Atari, including patents, trademarks, and copyrights associated with its video game and computer businesses. JTS believes these patents, trademarks and other intellectual property are important assets. As of February 2, 1997, Atari approximately 150 patents in the United States and other jurisdictions which expire from 1997 to 2010 and had applications pending for three additional patents. There can be no assurance that any of these patent rights will be upheld in the future or that JTS will be able to preserve any of these intellectual property rights. Atari has in the past received communications from third parties asserting title to certain of its intellectual property. Atari has also been involved in several major lawsuits regarding its intellectual property, including a suit with Nintendo of America, Inc. and its affiliates ("Nintendo") which was settled in March 1994 and a suit with Sega which was settled in September 1994. In the event any third party were to make a valid claim with respect to the Atari division's intellectual property and a license were not available on commercially reasonable terms, JTS' business, financial condition and results of operations could be materially and adversely affected. Litigation, which has in the past resulted and could in the future result in substantial costs and diversion of resources, may also be necessary to enforce the Atari patents at other intellectual property rights or to defend against third party infringement claims. The occurrence of litigation relating to patent enforcement, patent infringement or other intellectual property matters, regardless of the outcome, could have a material adverse effect on JTS' business, financial condition and results of operations.

     EXPANSION OF MANUFACTURING CAPACITY. JTS' competitive position will depend substantially on its ability to expand its manufacturing capacity. Accordingly, JTS is continuing to make significant investments to expand such capacity, particularly through the acquisition of capital equipment, facilities expansion and the hiring and training of new personnel. JTS currently plans to complete the fit out of its existing manufacturing facility in Madras, India during fiscal year 1998, after which time JTS will occupy 125,000 square feet of floor space at this facility. There can be no assurance that JTS will be able to expand such capacity in a timely manner, that the cost of such expansion will not exceed management's current estimates, that such capacity will not exceed the demand for JTS products or that such additional capacity will achieve satisfactory levels of manufacturing efficiency in a timely manner or at all. For example, the Company's failure to obtain a term loan when expected in 1995 resulted in the postponement of planned facilities improvements at JTS Technology and, consequently, the curtailment of manufacturing capacity expansion. In addition, the expansion of manufacturing capacity will significantly increase JTS' fixed costs. JTS' profitability will depend on its ability to utilize its manufacturing capacity in an effective manner, and JTS' inability to fully utilize its capacity would have a material adverse effect on JTS' business, operating results and financial condition. See "Business -- Manufacturing."

     DEPENDENCE ON SINGLE MANUFACTURING FACILITY. Substantially all of JTS' manufacturing operations take place at JTS Technology in Madras, India. Because JTS does not currently operate multiple facilities in different geographic areas, a disruption of JTS' manufacturing operations resulting from various factors, including sustained process abnormalities, human error, government interventions or a natural disaster such as fire or flood, could cause JTS to cease or limit its manufacturing operations and consequently would have a material adverse effect on JTS' business, operating results and financial condition. See "Business -- Manufacturing."

     RISKS OF INTERNATIONAL SALES AND MANUFACTURING. In fiscal 1997, 65% of JTS' net sales consisted of products sold to customers in Europe, Asia and Latin America, and JTS anticipates that a substantial percentage of its products will be sold to customers outside of the United States for the foreseeable future. In the near term, JTS expects to conduct substantially all of its manufacturing operations in India, although JTS will evaluate alternative or additional locations from time to time. Accordingly, JTS' operating results are subject to the risks of doing business in a foreign country, including compliance with, or changes in, the law and regulatory requirements of a foreign country, political instability, local content rules, taxes, tariffs or other barriers, and transportation delays and other interruptions. For example, the Indian government has granted JTS' subsidiary, JTS Technology, a five year reduced tax rate which is expected to expire in 2001. In addition, JTS Technology is located in the Madras Export Processing Zone, where it currently enjoys an exemption from Indian taxes on export profits. To date, JTS has obtained only minimal benefits from such tax exemptions. Such exemptions may be terminated or additional taxes may be imposed at any time, for political or economic reasons, in which event JTS may become subject to significantly greater taxes on sales of disk drives outside of India at rates currently up to 46%. Furthermore, JTS Technology does not have a long-term lease agreement, but rather occupies the Madras facility pursuant to allotment letters from the Development Commissioner of the Madras Export Processing Zone. Such benefits associated with conducting business in India, which historically has experienced considerable political instability, are subject to the vagaries of the Indian government and may be withdrawn at any time. Although all of JTS' sales presently are made in U.S. dollars, there can be no assurance that future international sales will not be denominated in foreign currencies. Regardless of whether JTS' sales are denominated in foreign currencies, JTS is, and will continue to be, subject to risks related to foreign currency fluctuations. See "Business -- Manufacturing."

     PRODUCTION YIELDS; PRODUCT QUALITY. The hard disk drive manufacturing process is complex, and low production yields may result from a variety of factors, including the introduction of new products, increased complexity in product specifications, human error, the introduction of contaminants in the manufacturing environment, equipment malfunction, use of defective materials and components and inadequate testing. From time to time, JTS has experienced lower than anticipated production yields as a result of such factors. Furthermore, while JTS has implemented procedures to monitor the quality of the materials received from its suppliers, there can be no assurance that materials will meet JTS' specifications or that substandard materials will not adversely impact production yields or cause other production problems. JTS' failure to maintain high quality production standards or acceptable production yields would result in loss of customers, delays in shipments, increased costs, cancellation of orders and product returns for rework, any of which could have a material adverse effect on JTS' business, operating results and financial condition. For example, JTS' cost of sales for fiscal 1996 and fiscal 1997 included a $4.3 million and $2.8 million, respectively, provision for inventory allowances principally due to the costs for return of defective products, scrapped material associated with unrepairable damage caused during the assembly process and estimates of physical loss of inventory associated with high volume manufacturing activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     VARIABILITY OF OPERATING RESULTS. JTS' operating results are expected to be subject to significant quarterly and annual fluctuations based upon a variety of factors including market acceptance of JTS' products, timing of significant orders, changes in pricing by JTS or its competitors, the timing of product announcements by JTS, its customers or its competitors, changes in product mix, manufacturing yields, order cancellations, modifications and quantity adjustments and shipment reschedulings, the level of utilization of JTS' production capacity, increases in production and engineering costs associated with initial manufacture of new products, changes in the cost of or limitations on availability of components and materials and customer returns. The impact of these and other factors on JTS' revenues and operating results in any future period cannot be predicted with certainty. JTS' expense levels are based, in large part, on its expectations as to future revenues. Substantial advance planning and commitment of financial and other resources is necessary for expansion of manufacturing capacity, while JTS' sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reductions or rescheduling without significant penalties. Furthermore, because the hard disk drive industry is capital intensive and requires a high level of fixed costs, operating results are extremely sensitive to changes in volume. Accordingly, if revenue levels do not meet expectations, operating results and net income, if any, are likely to be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     MANAGEMENT OF GROWTH. JTS has recently experienced and may continue to experience substantial growth in the number of its employees and the scope of its operations. Such growth would further strain JTS' managerial, financial, manufacturing and other resources. In addition, to manage its growth effectively, JTS must implement additional operating, financial and management information systems and hire and train additional personnel. In particular, JTS must hire and train a significant number of additional personnel to operate the highly complex capital equipment required by its manufacturing operations. There can be no assurance that JTS will successfully implement additional systems in a timely or efficient manner, hire and properly train a sufficient number of qualified personnel or effectively manage such growth, and JTS' failure to do so could have a material adverse effect on its business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Employees."

     DEPENDENCE ON KEY MANAGEMENT PERSONNEL. JTS' operating results will depend in significant part upon the continued contributions of its key management and technical personnel, who are difficult to replace. See "Management." JTS does not have an employment agreement with any of its key executives, other than with Kenneth D. Wing, its Executive Vice President, Engineering and Chief Operating Officer. The loss of any of these key personnel could have a material adverse effect on the business, operating results and financial condition of JTS. In addition, JTS' future operating results will depend in part upon its ability to attract, train, retain and motivate other qualified management, technical, manufacturing, sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that JTS will be successful in attracting or retaining such personnel. The loss of the services of existing personnel as well as the failure to recruit additional personnel could materially adversely affect JTS' business, operating results and financial condition. See "Business -- Employees."

     PURCHASE ORDERS SUBJECT TO CANCELLATION, MODIFICATION AND
RESCHEDULING. JTS' sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reductions or rescheduling without significant penalties. Changes in forecasts, cancellations, rescheduling and quantity reductions may result in excess inventory costs, inventory losses and under-utilization of production capacity and could have a material adverse effect on JTS' business, operating results and financial condition. As a result of the foregoing, JTS' backlog as of any particular date may not be representative of actual sales for any succeeding period.

     RISK OF POTENTIAL LIABILITIES RELATED TO ATARI'S BUSINESS. In connection with the restructuring of Atari's business in 1992 and 1993 and Atari's decision in late 1995 to significantly downsize its Jaguar operations, Atari has terminated and JTS plans to terminate numerous contracts and business relationships, including several related to software development activities. Although JTS does not regard such contracts or business relationships, either individually or in the aggregate, as material, the termination of contracts and relationships has, from time to time, resulted in litigation, diverting management attention and financial resources. There can be no assurance that the parties to such contracts will not commence or threaten to commence litigation related to such contracts. Any such litigation or threatened litigation would divert management attention and financial resources and could have a material adverse effect on JTS' business, operating results and financial condition.

     CONTROL BY AFFILIATES; ANTI-TAKEOVER EFFECTS. Directors and executive officers of the Company own approximately 29.5% of the outstanding shares of Common Stock (assuming no exercise of options or warrants after December 31, 1996). As a result, these affiliates of JTS, acting together, have the ability to exert significant influence over the election of directors and other corporate actions affecting JTS. Certain provisions of the Certificate of Incorporation and Bylaws of JTS and certain provisions of the Delaware General Corporation Law, including Section 203 thereof, may also discourage certain transactions involving a change in control of JTS. In addition to the foregoing, the ability of the Board of Directors of JTS to issue additional "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of JTS. See "Principal and Selling Stockholders" and "Description of Capital Stock."

     SHARES ELIGIBLE FOR FUTURE SALE; POTENTIAL DILUTION. Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. A substantial number of shares of Common Stock are issuable by the Company upon the conversion of the Company's Series B Preferred Stock and Series C Preferred Stock and the exercise of outstanding warrants, which would result in substantial dilution to a stockholder's percentage ownership interest in the Company and could adversely affect the market price of the Common Stock. Under the applicable conversion formulas of the Series B Preferred Stock and the Series C Preferred Stock, (i) the number of shares of Common Stock issuable upon conversion is generally inversely proportional to the market price of the Common Stock at the time of conversion (i.e., the number of shares issuable increases as the market price of the Common Stock decreases); and (ii) a minimum of 4,567,474 shares and 6,920,415 shares are issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock, respectively (based on a conversion price, subject to adjustment, of $3.6125). In addition, the number of shares issuable upon conversion of the Series B Preferred Stock and the Series C Preferred Stock and the exercise of certain outstanding warrants is subject to adjustment upon the occurrence of certain dilutive events. As of February 2, 1997, the Company had approximately 104,764,673 shares of Common Stock outstanding. In March 1997, the Company's Registration Statement on Form S-1 (No. 333-21881) was declared effective, registering for public resale 56,392,046 shares of Common Stock (consisting of 10,037,500 newly-issued shares of Common Stock issuable upon the conversion of outstanding Series B Preferred Stock and Common Stock purchase warrants, 17,000,000 newly-issued shares of Common Stock issuable upon conversion of the Series C Preferred Stock, and 29,354,546 previously outstanding shares of Common Stock). The Company may be obligated to register additional shares of Common Stock for resale upon conversion of the Series B Preferred Stock and Series C Preferred Stock depending on, among other factors, the future market price of the Common Stock. In addition, JTS has registered for sale on a Form S-8 Registration Statement under the Securities Act an aggregate of 8,985,000 shares of Common Stock issued or issuable upon the exercise of options granted under JTS' Amended and Restated 1995 Stock Option Plan, 500,000 shares of Common Stock issued or issuable upon the exercise of options granted under JTS' 1996 Non-Employee Directors' Stock Option Plan, and 225,800 shares of Common Stock issued or issuable upon the exercise of options granted under Atari's 1986 Stock Option Plan which were assumed by JTS in the merger with Atari.

     LIQUIDITY; STOCK PRICE VOLATILITY. The trading price of the Common Stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by JTS or its competitors, general conditions in the hard disk drive, computer or video game industries, changes in earnings estimates or recommendations by analysts, or other events or factors. In addition, the public stock markets have occasionally experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

ITEM 2 -- PROPERTIES.

     JTS presently leases facilities in San Jose, Sunnyvale and Santa Clara, California; Madras, India; Singapore; Slough, England; and Taipei, Taiwan. JTS' executive and administrative headquarters are located in a 52,000 square foot building in San Jose. The lease on this facility expires in July 2000, and JTS has an option to renew for four years, subject to certain restrictions.

     The Madras facility comprises approximately 85,000 square feet and is used for all of JTS' manufacturing operations. The Madras facility is owned by the Indian Government, and JTS currently pays $14,000 per month for its use. JTS does not have a long-term lease agreement, but rather occupies the Madras facility pursuant to allotment letters from the Development Commissioner of the Madras Export Processing Zone. Such allotment letters authorize JTS to occupy the premises so long as the space is used in the reasonable conduct of JTS' business and rents are paid in a timely fashion. The allotment letters and other benefits associated with conducting business in India, which historically has experienced considerable political instability, are subject to the vagaries of the Indian government and may be withdrawn at any time. JTS currently intends to increase the size of the Madras facility by 40,000 square feet by the end of fiscal 1998.

     The Singapore office comprises approximately 1,500 square feet and is used for JTS' purchasing operations in Southeast Asia. The lease for this facility expires in October 1997. The Taiwan sales office has approximately 1,144 square feet and is used for JTS' marketing and sales operations in Taiwan. The lease for this facility expires in July 1997.

     In addition, JTS leases a 7,200 square feet facility in Sunnyvale, California under a lease which expires in 2001, which is presently being subleased. JTS also leases a 20,200 square feet warehouse facility in Santa Clara, California and a 33,600 square feet international sales facility in Slough, England. Each of these leases was assumed by JTS when it merged with Atari, and each facility is presently used primarily for the Atari division's operations.

     The following table summarizes the principal properties occupied by the
Company:

                                                                        EXPIRATION DATE
        LOCATION                                       SQUARE FOOTAGE      OF LEASE
        ---------------------------------------------  --------------   ---------------
        Administrative and Sales Offices:
          San Jose, California.......................      52,000       July 2000
          Slough, England............................      33,600       September 1997
          Singapore..................................       1,500       July 1997
          Taiwan.....................................       1,144       July 1997
        Manufacturing Facility:
          Madras, India..............................      85,000       *
        Warehouse Facility:
          Santa Clara, California....................      20,200       July 1999

---------------
* Occupied pursuant to allotment letters provided certain conditions are satisfied.

ITEM 3 -- LEGAL PROCEEDINGS.

     The Company is a defendant in a civil action brought in the Superior Court of the State of California in and for the County of Santa Clara by Citizen America Corporation, a former supplier, in February 1994 seeking damages of approximately $900,000 for alleged breach of contract and related claims. The Company has filed a countersuit alleging damages of approximately $8.3 million.

     The Company is a defendant and counter claimant in a civil action for alleged breach of contract brought in U.S. District Court for the Southern District of New York, case number 95 Civ. 1935, by Tradewell, Inc., a New York corporation, seeking specific performance for release of goods having a value of $1.6 million. The Company has counterclaimed seeking specific performance for the purchase of media or, alternatively, damages in the amount of $3.3 million. As a result of a partial resolution, the Company now seeks damages of approximately $2.5 million.

     The Company is a defendant in a civil action brought in England titled Bullfrog Production, Ltd., v. Atari Corporation, Case No. 1996 B No. 584, for which Bullfrog obtained judgment against the Company in the amount of $250,000 plus interest and costs.

     The Company is a plaintiff in a civil action brought in the Superior Court of the State of California in and for the county of Santa Clara brought against Philips Laser Magnetic Storage ("Philips") for breach of contract and breach of implied covenant of good faith and fair dealing arising out of Philips' failure to deliver goods to Atari. Philips has filed a counterclaim to the action for goods sold and delivered and work in process for approximately $3 million.

     The Company is a plaintiff in a civil action brought in the Superior Court of the State of California in and for the County of Santa Clara, and removed to the United States District Court, Northern District of California, against Probe Entertainment Limited ("Probe") for breach of contract and related claims. A counterclaim has been filed by Probe against the Company for alleged breach of contract. In connection with this matter, Acclaim Entertainment, an affiliate of Probe, joined in the claim against the Company seeking damages in excess of $1.25 million.

     On January 23, 1992, certain debenture holders filed an involuntary bankruptcy petition against The Federated Group, Inc., a subsidiary of the Company and formerly a subsidiary of Atari. The case was appealed by the Company to the Ninth Circuit Court of Appeals, and a hearing for oral arguments was held on December 12, 1996. The case was reversed and remanded to the District Court for further proceedings.

     The Company is a defendant in a claim brought by Extron Contract Manufacturing Co. in the Superior court of the State of California in and for the County of Santa Clara for work in material overages in excess of $215,826.33.

     On January 3, 1997, Dusseldorf Securities, Limited ("DSL") and Greystone Capital, Ltd. ("GCL"), through counsel, made a letter demand of the Company for payment of $1,250,000 allegedly due under a letter agreement between DSL and the Company dated December 21, 1996 (the "Agreement"). DSL and GCL claim that the Company owes $1,250,000 as fees for a January 1997 private placement of the Company's stock which was not completed through DSL and/or GCL. On February 26, 1997, DSL and GCL filed suit against the Company in Los Angeles County Superior Court, No. BC166450, entitled Dusseldorf Securities, Limited v. JTS Corporation. The lawsuit asserts claims for breach of contract, breach of warranty, and misrepresentation against the Company and asserts those and other tort claims against Michael Arnous, an individual not affiliated with the Company, through whom the Company recently completed a private placement of its securities. A writ of attachment has been filed and is scheduled to be argued on May 9, 1997. If granted, the motion will require the segregation of some or all of $5.2 million of JTS' cash or assets.

     The Company is a defendant in a claim brought by Zion Technology, Corp. in the Superior Court of the State of California in and for the County of Santa Clara for goods ordered. The claim is in excess of $66,000.

     The Company is presently, and may become in the future, a defendant in certain other actions relating to the downsizing of Atari's operations. The above actions may include claims for attorneys fees and interest. The Company believes that none of these claims will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on The American Stock Exchange, Inc. under the symbol "JTS." The table below sets forth the high and low sales prices for the Company's Common Stock (as reported on The American Stock Exchange, Inc.) during the periods indicated. The reported last sale price of the Common Stock on The American Stock Exchange, Inc. on April 28, 1997 was $1 9/16.

                                                                       PRICE RANGE OF
                                                                        COMMON STOCK
                                                                       ---------------
                                                                       HIGH       LOW
                                                                       -----      ----
        YEAR ENDED FEBRUARY 2, 1997:
          3rd Quarter................................................  5 13/16    3 1/8
          4th Quarter................................................  4 1/2      2 15/16
        YEAR ENDING FEBRUARY 1, 1998:
          1st Quarter (through April 28, 1997).......................  3 7/16     1 1/2

     As of April 21, 1997, there were approximately 2,700 holders of record of the Company's Common Stock.

     DIVIDENDS

     Pursuant to the Series B Preferred Stock Subscription Agreements entered into between the Company and each of GFL Advantage Fund Limited and Genesee Fund Limited -- Portfolio B (the "Subscription Agreements"), the Company is obligated to pay 5% annual dividends on the Company's outstanding shares of Series B Preferred Stock, payable in cash or Common Stock (the "Series B Dividends"). In addition, the Company is obligated to pay 5% annual dividends on the Company's outstanding shares of Series C Preferred Stock, payable in cash or Common Stock (the "Series C Dividends"). Other than the Series B Dividends and the Series C Dividends, the Company has not declared or paid cash dividends on its capital stock since inception and presently intends to retain earnings, if any, for use in its business, and does not anticipate paying cash dividends in the foreseeable future. However, the Company may issue additional shares of preferred stock in the future which require the payment of cash or stock dividends. The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), restricts the Company's ability to issue dividends with respect to capital stock that is junior in preference to the Series B Preferred Stock. Furthermore, the Company's Certificate of Incorporation prohibits the issuance of cash dividends on its Common Stock without the consent of the outstanding shares of Series C Preferred Stock.

     RECENT SALES OF UNREGISTERED SECURITIES.

     During the Company's fiscal year ended February 2, 1997, the Company has sold and issued the following unregistered securities:

          (1) On November 5, 1996, the Company issued an aggregate of 15,000 shares of Series B Preferred Stock at a purchase price of $1,000 per share to Genesee Fund Limited-Portfolio B and GFL Advantage Fund Limited for an aggregate offering price of $15,000,000. Upon conversion of the Series B Preferred Stock, the purchaser is entitled to receive warrants to purchase shares of the Company's Common Stock; and

          (2) On January 22, 1997, the Company issued an aggregate of 25,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share to Nelson Partners, Olympus Securities, LTD, RGC International Investors, LDC and Capital Ventures International for an aggregate purchase price of $25,000,000.

     The sale and issuance of securities in the transactions described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated under the Securities Act. Appropriate legends are affixed to the stock certificates and/or warrants issued in such transactions.

     SERIES B PREFERRED STOCK. The holders of Series B Preferred Stock have the right to convert all or a portion of the Series B Preferred Stock into units consisting of Common Stock and Investor Warrants. The Series B Preferred Stock, together with any accrued and unpaid dividends, may be converted into Common Stock at a conversion price (the "Series B Initial Conversion Price") equal to the lower of (i) 85% (subject to adjustment) of the average lowest trading price for the five days immediately preceding the conversion notice date; or (ii) $3.6125 (subject to adjustment). In addition, for every 10 shares of Common Stock issued upon conversion of the Series B Preferred Stock, the holder thereof shall be entitled to receive an Investor Warrant to purchase one share of Common Stock. The Series B Preferred Stock is convertible at the option of the Company at any time after November 5, 1999. The Series B Initial Conversion Price is subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like. The Series B Initial Conversion Price is subject to further adjustment in the event that (i) the Registration Statement covering the Common Stock issuable upon conversion of the Series B Preferred Stock and Investor Warrants ceases to remain effective for a specified period, or (ii) the conversion rights of the holders of the Series B Preferred Stock are suspended for any reason.

     SERIES C PREFERRED STOCK. The holders of Series C Preferred Stock have the right to convert all or a portion of the Series C Preferred Stock into shares of Common Stock. The Series C Preferred Stock may be converted into Common Stock at a conversion price (the "Series C Initial Conversion Price") equal to the lower of (i) 85% (subject to adjustment) of the average lowest sale price for the five days immediately preceding the conversion date, or (ii) $2.8875 (subject to adjustment). In addition, upon conversion of the Series C Preferred Stock, the Company is obligated to pay an additional amount, in cash or Common Stock, to the holder thereof equal to 5% of the converted principal amount per annum. The Series C Initial Conversion Price is subject to proportional adjustment for stock splits, stock combinations, reclassifications and the like. The Series C Initial Conversion Price is subject to further adjustment in the event that sales cannot be made pursuant to the Registration Statement covering the Common Stock issuable upon conversion of the Series C Preferred Stock for any reason.

     INVESTOR WARRANTS. The holders of Series B Preferred Stock have the right to convert all or a portion of the Series B Preferred Stock into units consisting of Common Stock and Investor Warrants. For every 10 shares of Common Stock issued upon conversion of the Series B Preferred Stock, the holder thereof shall be entitled to receive an Investor Warrant to purchase one share of Common Stock. Each Investor Warrant is exercisable for one share of Common Stock at 110% of the lower of the average closing bid price of the Company's Common Stock for the five days immediately preceding (i) the conversion notice date or (ii) November 5, 1996 (the closing date of the Series B Preferred Stock financing). The Investor Warrants are exercisable in full or in part at any time or from time to time for up to three years after the issuance date of the Investor Warrants. The exercise price of the Investor Warrants is subject to adjustment under certain circumstances, including dividends, stock splits, reorganizations, reclassifications, and consolidations. The holders may elect to exercise the Investor Warrants, in whole or in part, by receiving shares of Common Stock equal to the net issuance value upon surrender of the Investor Warrants.

     FINDER'S WARRANTS. In connection with the issuance of Series B Preferred Stock to GFL Advantage Fund Limited and Genesee Fund Limited -- Portfolio B in a November 1996 private placement, the Company issued 37,500 Finder's Warrants to Wharton Capital Corporation in consideration for financial consulting services furnished to the Company. Each Finder's Warrant is exercisable for one share of Common Stock at $4.2625 per share, which price is equal to 110% of the closing price of the Company's Common Stock on the issuance date of the Finder's Warrants. The Finder's Warrants are exercisable in full or in part at any time or from time to time through November 5, 1999. The exercise price of the Finder's Warrants is subject to adjustment under certain circumstances, including dividends, stock splits, reorganizations, reclassifications and consolidations. The holders of the Finder's Warrants may elect to exercise the Finder's Warrants in whole or in part by receiving shares of Common stock equal to the net issuance value upon surrender of the Finder's Warrants.

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA.

     The following historical selected consolidated financial data have been derived from the historical consolidated financial statements of Atari prior to its merger with JTS and the combined operations of Atari and JTS post merger and should be read in conjunction with such consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K with the exception of the Consolidated Statement of Operations Data prior to fiscal 1994 and the Consolidated Balance Sheet Data prior to December 31, 1995, which were derived from historical consolidated financial statement not included herein. These historical results are not necessarily indicative of results to be expected in the future.

                                                                                          FISCAL
                                                                                           YEAR
                                                                                           ENDED
                                                                                         FEBRUARY
                                                FISCAL YEARS ENDED DECEMBER 31,             2,
                                           -----------------------------------------     ---------
                                             1992       1993       1994       1995        1997(1)
                                           --------   --------   --------   --------     ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net revenues.............................  $127,340   $ 29,108   $ 38,748   $ 14,626     $  90,530
Cost of revenues.........................   132,455     42,768     35,200     44,234       100,328
Acquired in-process research and
  development............................        --         --         --         --       110,012
Selling, general and administrative
  expenses...............................    47,669     16,538     21,820     18,647        13,067
Amortization of acquired technology......        --         --         --         --         3,923
Research and development expenses........     9,171      4,876      5,775      5,410        12,849
Restructuring charges....................    17,053     12,425         --         --            --
Operating loss...........................   (79,008)   (47,499)   (24,047)   (53,665)     (149,649)
Other income (expense), net(2)...........    (4,145)    (1,631)    33,441      3,507        (2,846)
Income (loss) from continuing
  operations.............................   (82,719)   (48,866)     9,394    (50,158)     (152,495)
Discontinued operations..................     9,000         --         --         --            --
Income (loss) before extraordinary
  income.................................   (73,719)   (48,866)     9,394    (50,158)     (152,495)
Extraordinary credit.....................       104         --         --        582            --
Net income (loss)........................   (73,615)   (48,866)     9,394    (49,576)     (152,495)
EARNINGS (LOSS) PER COMMON SHARES:
Income (loss) from continuing
  operations.............................     (1.44)     (0.85)      0.16      (0.79)        (1.81)
Income (loss) before extraordinary
  credit.................................     (1.29)     (0.85)      0.16      (0.79)        (1.81)
Net income (loss)........................     (1.28)     (0.85)      0.16      (0.78)        (1.81)

                                                             DECEMBER 31,
                                                ---------------------------------------   FEBRUARY 2,
                                                  1992      1993       1994      1995       1997(1)
                                                --------   -------   --------   -------   -----------
                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Current assets................................  $109,551   $51,538   $113,188   $65,126    $  66,302
Working capital...............................    75,563    33,896     92,670    55,084        1,072
Total assets..................................   138,508    74,833    131,042    77,569      130,717
Current liabilities...........................    33,988    17,492     20,518    10,042       65,230
Long-term debt................................    53,937    52,987     43,454    42,354       53,081
Shareholders' equity..........................    50,583     4,354     67,070    25,173       12,406

---------------
(1) The Merger was consummated on July 30, 1996, and was accounted for as a purchase of JTS by Atari. Subsequent to the Merger, the fiscal year of the Company was changed from a 52/53 week fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Sunday closest to January 31. Accordingly, the Company's current fiscal year begins on January 29, 1996 and the twelve-month period for fiscal 1997 includes the results of Atari's options from January 29, 1996 through February 2, 1997 and JTS' operations from July 30, 1996 through February 2, 1997.

(2) Includes a gain from the sale of marketing securities of $3.9 million and a loss from disposal of obsolete equipment of $2.7 million in 1997 and a gain from the settlement of patent litigation of $32.1 million in 1994.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Prospectus, including without limitation, statements regarding the Company's financial position, business strategy, budgets and the plans and objectives of management for future operations, including plans and objectives relating to the Company's products, are forward-looking statements. Although the Company believes that assumptions underlying such forward-looking statements are reasonable, it can give no assurance that such assumptions will prove to have been correct. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Important cautionary factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, those disclosed under "Risk Factors", "Business", and elsewhere in this 10-K. All written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. Prospective investors should consider carefully the information discussed under "Risk Factors", "Business", and elsewhere in this 10-K.

JTS AND ATARI BACKGROUND

     On July 30, 1996, Atari was merged into JTS (the "Merger") and the separate existence of Atari ceased. Although the business combination resulted in Atari merging into the JTS legal entity, the substance of the transaction was that Atari, as a public company with substantially greater operating history and net worth, owned approximately 62% of the equity of the merged company. The acquisition was accounted for as a purchase of JTS by Atari and, accordingly, the operating results of JTS from July 30, 1996 forward were combined with Atari's operating results and reported as JTS' operating results. The aggregate purchase price of $112.3 million was allocated to the acquired assets and liabilities of JTS.

     Subsequent to the Merger the Company changed its fiscal year from a 52/53 week fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Sunday closest to January 31. The Merger was accounted for as a purchase of JTS by Atari, and, as such, the historical balance sheets and the statements of operations for the prior years include Atari only. In addition, due to the change in year end, Atari's balance sheet for the end of transition period as of January 28, 1996 is included herein, as are Atari's operating results for the one month period then ended.

     Throughout this discussion, "fiscal 1997" refers to the fiscal year ended February 2, 1997.

     Prior to the merger with JTS, Atari significantly downsized its video game operations due primarily to lack of market acceptance of its video game console, Jaguar. This downsizing resulted in significant reductions in Atari's workforce and significant curtailment of research and development and sales and marketing activities for Jaguar and related products. Despite the introduction of four additional game titles in the first quarter of 1996, sales of Jaguar and related software remained disappointing. As a result, management revised estimates and wrote-down inventory by $5.0 million in the first quarter of 1996 and by an additional $3.3 million during July 1996. The prior business of Atari is now conducted through the Company's Atari division; however, the Atari division is not expected to represent a significant portion of the Company's business going forward.

     The major portion of the Company's business today is its disk drive division acquired in the merger with JTS, which designs, manufactures and markets hard disk drives for use in notebook computers and desktop personal computers. JTS was incorporated in February 1994 and remained in the development stage until October 1995, when it began shipping its 3.5-inch "Palladium" disk drives to customers in the United States and Europe. The Company currently has three disk drive product families in production, the 3-inch form factor "Nordic" family for notebook computers and the 3.5-inch form factor "Champ" and "Champion" families for desktop personal computers. During the first quarter of fiscal 1998, the Company introduced into production its higher performance "Champion" family for desktop personal computers. During the second quarter of fiscal 1998, the Champion drives are expected to entirely replace the Champ drives.

     Through fiscal 1997, the Company had shipped over 800,000 disk drives, consisting primarily of 3.5-inch drives. JTS began shipment of Nordic disk drives to Compaq in the second quarter of fiscal 1997; however, to date volume shipments of 3.0-inch drives have not occurred. The Company markets its disk drives to computer companies and systems integrators for incorporation into their computer systems and subsystems and to OEMs. The Company sells its products through a direct sales force operating throughout the United States, Europe and Asia, as well as through distributors in the United States, Europe, Latin America and Canada.

     All of JTS' products are manufactured in Madras, India by its subsidiary, JTS Technology (formerly Moduler Electronics (India) Pvt. Ltd.), which was acquired in April 1996 and employed approximately 6,270 individuals at February 2, 1997.

     Since its inception, JTS has incurred significant losses which have resulted from the substantial costs associated with the design and development of its products, the establishment of manufacturing operations, the development of a supplier base, and the marketing of its new products and the ramp up of production volumes. JTS has yet to generate profits from its disk drive business and cannot assure that it will achieve or maintain successful operations in the future.

YEAR ENDED FEBRUARY 2, 1997 COMPARED TO THE ATARI YEAR ENDED DECEMBER 31, 1995

     The year ended February 2, 1997 operating results include only Atari for the two quarters prior to the merger date, and for the two quarters after the merger date the operations of both companies are included. For fiscal 1997, the Company incurred a net loss of $152.5 million, including a one time charge of $110 million, compared to a net loss for Atari for 1995 of $49.6 million.

     Total revenues for the Company for fiscal 1997 were $90.5 million compared to $14.6 million for Atari for 1995. Included in the $90.5 million are $86.0 million in revenues derived from the sales of disk drive products during the second half of fiscal 1997 on shipments of approximately 600,000 units. For the entire fiscal year including the two quarters prior to the merger with Atari, approximately 820,000 disk drives were shipped which generated revenues of $119.1 million.

     The prior year's revenues of $14.6 million are entirely attributed to the sale of Atari games, and sales of the Jaguar video game console represented 68% of the total revenue for 1995.

     The gross margin deficit for fiscal 1997 was $9.8 million compared to $29.6 million for 1995. The fiscal 1997 gross margin deficit includes $3.7 million attributed to the disk drive division for the six-month period after the merger and $1.1 million is attributed to the Atari operations for the entire year. The fiscal 1997 gross margin deficit includes approximately $3.3 million of inventory write-offs related to Atari games, and a provision of approximately $2.8 million for inventory allowances related to the disk drive operation. The principal reasons for these allowances are obsolete and unsalable inventory and costs associated with the repair of defective product. JTS anticipates recording future inventory allowances, the level of which will depend upon a number of factors including manufacturing yields, new product introductions, maturity or obsolescence of product designs, inventory levels and competitive pressures. The portion of the gross margin deficit attributed to the disk drive division also included amounts provided for potential product returns and distributor price protection of $2.8 million.

     The hard disk drive industry has been characterized by ongoing rapid price erosion and resulting pressure on gross margins. JTS expects that hard disk drive prices will continue to decline in the future and that competitors will offer products which meet or exceed the performance capabilities of JTS products. Due to such pricing pressures, JTS future gross margins will be substantially dependent upon its ability to control manufacturing costs, improve manufacturing yields and introduce new products on a timely basis.

     The $110 million one time charge represented that portion of the purchase price which was attributed to in-process research and development and was expensed in Atari's July operations as the technology had not yet reached technological feasibility and did not have alternative future uses.

     Research and development expenses for JTS for 1997 were $12.8 million compared to $5.4 million for Atari for 1995. The prior year's research and development expenses reflect that of the video game business only, which had begun to downsize. In the fourth quarter of 1995, Atari entirely eliminated its internal Jaguar development teams and other development staff as titles for Jaguar were completed. The fiscal 1997 research and development expenses include six months of research and development expenses of the disk drive division. The 1997 research and development expenses reflect amounts significantly greater than the expenses incurred in the prior year due primarily to salaries and benefits for staffing required for the design of disk drives and the development of manufacturing processes as well as $1.9 million of expense for amortization of purchased technology acquired at the time of the Merger. Going forward, the company expects that research and development expenses will continue to increase in the next fiscal year in absolute dollars but will decline as a percent of revenues.

     Selling, general and administrative expenses for 1997 were $13.7 million compared to $18.6 million for 1995. The decrease in such expenses was primarily a result of the Atari division's staff reductions, reduced rent, reduced legal fees and other operating costs. The Company expects selling, general and administrative expenses will increase in the next fiscal year in absolute dollars primarily to support the expansion of the disk drive marketing and sales efforts, but will decline as a percent of revenues.

     Other income and expense for 1997 was a net expense of $2.8 million and consisted primarily of $2.7 million of losses from disposal of obsolete equipment, approximately $3.5 million of interest expense and approximately $3.9 million of realized gain from the sale of marketable securities. For 1995, other income of $3.5 million was primarily due to realized gains of approximately $6.0 million from the sale of Dixon PLC holdings, which was offset by approximately $2.0 million of interest expense on the $42 million of the Company's 5 1/4% convertible debentures.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Total revenues for Atari for 1995 were $14.6 million compared to $38.7 million for 1994. Sales of Jaguar and related products represented 68% and 76% of total revenues for 1995 and 1994, respectively, and sales of other products and royalties represented the balance of revenues in each such year. The reduction in revenues was primarily the result of lower unit volumes of Jaguar products and lower average selling prices of Jaguar and certain of its software titles. In the first quarter of 1995, Atari reduced the suggested retail price of Jaguar from its original price of $249.99 to $149.99. As a result of the Jaguar price reductions, the substantial curtailment of sales and marketing activities for Jaguar and the substantial curtailment of efforts by Atari and independent software developers to develop additional software titles for Jaguar, Atari expected sales of Jaguar and related products to decline substantially in 1996 and thereafter.

     Cost of revenues for 1995 was $44.2 million compared to $35.2 million for 1994. Included in cost of revenues for 1995 were accelerated amortization and write-offs of capitalized game software development costs of $16.6 million and inventory write-downs of $12.6 million primarily relating to Jaguar products. As a result of these charges and lower selling prices for Jaguar products and provisions for returns and allowances and price protection, gross margin for the year was a loss of $29.6 million. For 1994, gross margin was $3.5 million, or 9.2% of revenues. Included in cost of revenues for 1994 were write-downs of inventory of $3.6 million and amortization and the write-off of capitalized game software development costs of $1.5 million. As of December 31, 1995, Atari had approximately 100,000 units of the Jaguar console in inventory which was subsequently written off in 1996.

     Research and development expenses for 1995 were $5.4 million compared to $5.8 million for 1994. During 1995 and 1994, a significant number of Atari employees and consultants were devoted to developing hardware and software for the Jaguar, and Atari contracted with third-party software developers to develop Jaguar software titles. As a result of Jaguar's poor sales performance, in the third and fourth quarters of 1995, Atari accelerated its amortization of contracted software development which resulted in charges in those quarters of $6.0 million and $10.6 million, respectively. At December 31, 1995 and 1994, Atari had capitalized software development costs of $758,000 and $5.1 million, respectively. In the fourth quarter of 1995, Atari eliminated its internal Jaguar development teams and other development staff as titles for Jaguar were completed.

     Marketing and distribution expenses for 1995 were $12.7 million compared to $14.7 million for 1994. Such costs included television and print media, promotions and other activities to promote Jaguar.

     General and administrative expenses for 1995 were $5.9 million compared to $7.2 million for 1994. The decrease in such expenses was primarily a result of staff reductions, reduced legal fees and other operating costs.

     Atari experienced a gain on foreign currency exchange of $13,000 for 1995 compared to a gain of $1.2 million for 1994. These changes were a result of lower foreign asset exposure and a greater percentage of sales made in U.S. dollars which further reduced exposure to foreign currency transaction fluctuations.

     In 1994, Atari received $2.2 million in connection with the settlement of litigation between Atari, Atari Games Corporation and Nintendo. In 1994, Atari also reached an agreement with Sega, which resulted in a gain of $29.8 million, after contingent legal fees, and the sale of 4,705,883 shares of Atari Common Stock to Sega at $8.50 per share for an aggregate of $40.0 million.

     During 1995, Atari sold a portion of its holdings in Dixon PLC, a retailer in England, and realized a gain of $2.4 million, of which $1.8 million was realized in the fourth quarter of 1995. In the first quarter of 1996, Atari sold the remaining portion of its holdings and realized a gain of $6.1 million. The 1995 gain of $2.4 million together with other income items resulted in a total other income of $2.7 million compared to $484,000 for 1994.

     For each of 1995 and 1994, interest expense was approximately $2.3 million on the Atari Debentures. In 1995, Atari repurchased a portion of the Atari Debentures and realized a gain of $582,000. As of December 31, 1995, the outstanding balance of these debentures was $42.4 million.

     Interest income for 1995 and 1994 was $3.1 million and $2.0 million, respectively. The increase in interest income was primarily attributable to higher average cash balances in 1995.

     As a result of Atari's operating losses, there was no provision for income taxes in 1995.

     As a result of the factors discussed above, Atari reported a net loss for 1995 of $49.6 million compared to net income of $9.4 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 2, 1997, the Company had cash and cash equivalents of $24.8 million, working capital of $1.8 million and a net worth of $12.4 million.

     At February 2, 1997, total debt, including bank credit lines and notes payable, was $64.4 million. The Company had a $5.0 million revolving line of credit with Silicon Valley Bank which bore interest at the bank's prime rate plus .75%. As of February 2, 1997, all amounts available under this line were drawn. The principal amount was replaced by a factoring arrangement of the same amount which the Company entered into with Silicon Valley Bank in April 1997. During 1997 the Company also entered into an agreement with a European bank to finance certain of the Company's European accounts receivable. At February 2, 1997, $3.0 million was outstanding under this agreement. The Company also had equipment lease financing of $4.2 million at February 2, 1997. There were $5.5 million of working capital loans outstanding between JTS Technology and two Indian banks at interest rates ranging from 13% to 15% as of February 2, 1997, as well as borrowing under term loan facilities with the Industrial Credit and Investment Corporation of India Limited (ICICI) and the Shipping Credit and Investment Corporation of India Limited (SICI) in the amount of $11.0 million at interest rates of LIBOR plus 2.75% and LIBOR plus 4%, respectively. The term loans are due in 2000 through 2002. Amounts borrowed under these loan agreements have been used for working capital purposes, tooling, facilities expansion and purchases of capital equipment.

     Certain sources of financing in India require the Company to comply with stringent financial covenants. In this regard, certain unsecured debt and equity required under one loan agreement has not been obtained. However, management believes that the lender is unlikely to require JTS to immediately repay advances outstanding for non-compliance with debt covenants. JTS believes that such matter will not have a material adverse effect on JTS' business, operating results or financial condition. However, JTS may not be able to renew or maintain its current Indian financing facilities and its failure to do so would have a material adverse effect on JTS' business, operating results and financial condition.

     At February 2, 1997, the Company had $42.3 million of 5 1/4% convertible subordinated debentures due April 29, 2002, which had originally been issued by Atari in 1987.

     JTS has yet to generate profits and cannot assure that profits will be attained or that JTS will achieve or maintain successful operations in the future. The Company's accounts receivable are heavily concentrated with a small number of customers. If any large customer of the Company became unable to pay its debts to the Company, liquidity would be adversely affected. In the event the Company is unable to increase sales or maintain production yields at acceptable levels there would be a significant adverse impact on liquidity. This would require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could adversely affect the Company's operations and competitive position. Due to delays in the receipt of additional financing, the Company took action in September 1996 to conserve its cash resources by reducing the production of drives planned for the third and fourth quarters of fiscal 1997.

     In September 1996, the Company sold certain of its real estate acquired from Atari in the Merger to one of its board members for $10 million. The property was sold at fair value, and the Company has an option to repurchase the property one year from the date of sale for $10 million. Also, in early November 1996, the Company completed a $15 million private financing involving the sale of its Series B Preferred Stock. In January 1996, the Company completed a $25 million private financing involving the sale of its Series C Preferred Stock.

     The Company will need significant additional financing resources over the next several years for working capital, facilities expansion and capital equipment. In fiscal year 1998, the Company plans approximately $17 million in capital expenditures related primarily to equipment and facilities required to increase drive production volumes in its Madras, India facility. In addition, significant cash resources will be required to fund purchases of inventory needed to achieve anticipated sales levels. Failure to obtain such cash resources will negatively impact the Company's ability to manufacture its products at required levels. The Company is currently pursuing working capital and equipment financing options and, in April 1997, received commitments for a $30 million revolving line of credit, a $25 million accounts receivable line and a $5 million equipment lease line from three financial institutions.

     The precise amount and timing of the Company's funding needs beyond these amounts cannot be determined at this time and will depend upon a number of factors, including the market demand for its products, the progress of the Company's product development efforts and the Company's inventory and accounts receivable management. The Company currently expects that it would seek to obtain such funds from additional borrowing arrangements and/or public offering of debt and equity securities. There can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company or at all.

     As of February 2, 1997, the Company had Federal net operating losses ("NOLs") and tax credit carryforwards in the amount of approximately $245 million and $2 million, respectively. Under the Internal Revenue Code of 1986, as amended (the "Code"), certain changes in the ownership or business of a corporation that has NOLs or tax credit carryforwards will result in the inability to use or the imposition of significant restrictions on the use of such NOLs or tax credit carryforwards to offset future income and tax liabilities of the Company. The merger between Atari and JTS constituted a change in ownership with respect to JTS and, accordingly, restricts the use of JTS' pre-merger NOLs against post-merger income of the Company to the maximum of $12.5 million per year, unless previously expired. In addition, subsequent events may result in the imposition of restrictions on the ability of the Company to utilize its NOLs and tax credit carryforwards. There can be no assurance that the Company will be able to utilize all or any of its NOLs or tax credit carryforwards.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Reports.......................................................  29, 30
Consolidated Balance Sheets
  February 2, 1997; January 28, 1996 and December 31, 1995..........................    31
Consolidated Statements of Operations for the year ended February 2, 1997; the one-month period ended January 28, 1996; and the years ended December 31, 1995 and
  1994..............................................................................    32
Consolidated Statements of Shareholders' Equity for the year ended February 2, 1997;
  the one-month period ended January 28, 1996; and the years ended December 31, 1995
  and 1994..........................................................................    33
Consolidated Statements of Cash Flows for the year ended February 2, 1997; the one-month period ended January 28, 1996; and the years ended December 31, 1995 and
  1994..............................................................................    34
Notes to Consolidated Financial Statements..........................................    35
II  Valuations and Qualifying Accounts..............................................    50

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of JTS Corporation:

     We have audited the accompanying consolidated balance sheets of JTS Corporation (formerly Atari Corporation) and subsidiaries as of February 2, 1997 and January 28, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended February 2, 1997 and the one month ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JTS Corporation and subsidiaries as of February 2, 1997 and January 28, 1996 and the results of their operations and their cash flows for the year ended February 2, 1997 and the one month period ended January 28, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Jose, California
April 21, 1997

                        REPORT OF DELOITTE & TOUCHE LLP

To the Shareholders and Board of Directors of Atari Corporation:

     We have audited the accompanying consolidated balance sheet of Atari Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule for the two years in the period ended December 31, 1995 listed in the Index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atari Corporation and subsidiaries at December 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
March 1, 1996

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  FEBRUARY 2,     JANUARY 28,     DECEMBER 31,
                                                                     1997            1996             1995
                                                                  -----------     -----------     ------------
                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (including $1,800, $700 and $700 held as restricted balances in 1997, 1996, and 1995,
    respectively)...............................................   $  24,766       $  31,790       $   28,941
  Marketable securities.........................................          --          16,460           21,649
  Accounts receivable, less allowances for returns and doubtful accounts of $1,615, $4,271 and $4,221 in 1997, 1996 and
    1995, respectively..........................................      21,445           2,784            2,468
  Inventories...................................................      17,750           5,666           10,934
  Other current assets..........................................       2,341           1,895            1,134
                                                                   ---------       ---------        ---------
         Total current assets...................................      66,302          58,595           65,126
PROPERTY AND EQUIPMENT, net.....................................      27,674             599              671
REAL ESTATE HELD FOR SALE.......................................          --          10,443           10,468
ACQUIRED TECHNOLOGY, net........................................      19,618              --               --
GOODWILL, net...................................................      16,673              --               --
OTHER ASSETS....................................................         450             538            1,304
                                                                   ---------       ---------        ---------
         TOTAL..................................................   $ 130,717       $  70,175       $   77,569
                                                                   =========       =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank line of credits..........................................   $  10,540       $      --       $       --
  Borrowings under factoring arrangement........................       2,981              --               --
  Accounts payable..............................................      33,327           4,316            4,954
  Accrued liabilities...........................................      16,415           5,847            5,088
  Current portion of long-term obligations......................       1,967              --               --
                                                                   ---------       ---------        ---------
         Total current liabilities..............................      65,230          10,163           10,042
                                                                   ---------       ---------        ---------
LONG-TERM OBLIGATIONS...........................................      53,081          42,354           42,354
                                                                   ---------       ---------        ---------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

SHAREHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value -- authorized,
    10,000,000 shares; 40,000 shares outstanding in 1997;
    liquidation value of $40,227................................          --              --               --
  Common Stock, $.001 par value in 1997 and $.01 par value in
    1996 and 1995 -- authorized, 150,000,000 shares;
    outstanding: 104,744,765, 63,690,418, and 63,687,118 in
    1997, 1996 and 1995, respectively...........................         105             637              637
  Additional paid-in capital....................................     349,961         196,213          196,209
  Notes receivable from shareholders............................      (2,510)             --               --
  Unrealized gain on marketable securities......................          --           3,930            7,088
  Cumulative translation adjustments............................          --            (694)            (663)
  Accumulated deficit...........................................    (335,150)       (182,428)        (178,098)
                                                                   ---------       ---------        ---------
         Total shareholders' equity.............................      12,406          17,658           25,173
                                                                   ---------       ---------        ---------
         TOTAL..................................................   $ 130,717       $  70,175       $   77,569
                                                                   =========       =========        =========

                See notes to consolidated financial statements.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                ONE MONTH
                                                                  PERIOD
                                                                  ENDED        YEARS ENDED DECEMBER
                                                YEAR ENDED       JANUARY                31,
                                               FEBRUARY 2,         28,         ---------------------
                                                   1997            1996          1995         1994
                                               ------------     ----------     --------     --------
REVENUES......................................  $   90,530       $    735      $ 14,626     $ 38,748
                                                  --------       --------      --------     --------
COST AND EXPENSES:
  Cost of revenues............................     100,328          6,156        44,234       35,200
  Acquired in-process research and
     development..............................     110,012             --            --           --
  Amortization of acquired technology.........       3,923             --            --           --
  Research and development....................      12,849            161         5,410        5,775
  Selling, general and administrative.........      13,067          1,089        18,647       21,820
                                                  --------       --------      --------     --------
          Total operating expenses............     240,179          7,406        68,291       62,795
                                                  --------       --------      --------     --------
OPERATING LOSS................................    (149,649)        (6,671)      (53,665)     (24,047)
Settlements of patent litigation..............          --             --            --       32,062
Exchange gain (loss)..........................        (590)          (115)           13        1,184
Other income, net.............................         394          2,533         2,670          484
Interest income...............................         895            112         3,133        2,015
Interest expense..............................      (3,545)          (189)       (2,309)      (2,304)
                                                  --------       --------      --------     --------
INCOME (LOSS) BEFORE EXTRAORDINARY CREDIT.....    (152,495)        (4,330)      (50,158)       9,394
Extraordinary credit -- gain on extinguishment
  of 5 1/4% convertible subordinated
  debentures..................................          --             --           582           --
                                                  --------       --------      --------     --------
NET INCOME (LOSS).............................  $ (152,495)      $ (4,330)     $(49,576)    $  9,394
                                                  ========       ========      ========     ========
EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary credit...  $    (1.81)      $  (0.07)     $  (0.79)    $   0.16
  Net income (loss)...........................  $    (1.81)      $  (0.07)     $  (0.78)    $   0.16
  Weighted average shares used in
     computations.............................      84,322         63,687        63,697       58,962
                                                  ========       ========      ========     ========

                See notes to consolidated financial statements.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    NOTES
                                                                  RECEIVABLE
                 CONVERTIBLE                                         FROM      UNREALIZED
               PREFERRED STOCK      COMMON STOCK     ADDITIONAL    SALE OF      GAIN ON     CUMULATIVE
               ----------------   ----------------    PAID-IN       COMMON     MARKETABLE   TRANSLATION   ACCUMULATED
               SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL       STOCK      SECURITIES   ADJUSTMENTS     DEFICIT       TOTAL
               ------   -------   -------   ------   ----------   ----------   ----------   -----------   -----------   ---------

BALANCES,
 DECEMBER 31,
   1993.......    --    $   --    57,215    $ 572     $142,497     $     (3)    $     --      $  (796)     $(137,916)   $   4,354
Sale of common
 stock........                     6,277       63       53,270                                                             53,333
Stock options
 exercised....                       157        1          371                                                                372
Collection of
 notes
 receivable...                                                            3                                                     3
Translation
adjustments...                                                                                   (928)                       (928)
Unrealized
 gain on
 marketable
 securities...                                                                       542                                      542
Net income....                                                                                                 9,394        9,394
               ------   ------    ------     ----     --------         ----      -------       ------         ------    ---------

BALANCES,
 DECEMBER 31,
   1994.......    --        --    63,649      636      196,138           --          542       (1,724)      (128,522)      67,070
Stock options
 exercised....                        82        1          109                                                                110
Stock
repurchased...                       (44)                  (38)                                                               (38)
Translation
adjustments...                                                                                  1,061                       1,061
Unrealized
 gain on
 marketable
 securities...                                                                     6,546                                    6,546
Net loss......                                                                                               (49,576)     (49,576)
               ------   ------    ------     ----     --------         ----      -------       ------         ------    ---------

BALANCES,
 DECEMBER 31,
   1995.......    --        --    63,687      637      196,209           --        7,088         (663)      (178,098)      25,173
Stock options
 exercised....                         4                     4                                                                  4
Translation
 adjustment...                                                                                    (31)                        (31)
Change in
 unrealized
 gain on
 marketable
 securities...                                                                    (3,158)                                  (3,158)
Net loss......                                                                                                (4,330)      (4,330)
               ------   ------    ------     ----     --------         ----      -------       ------         ------    ---------

BALANCES,
 JANUARY 28,
   1996.......    --        --    63,691      637      196,213           --        3,930         (694)      (182,428)      17,658
Change in
 unrealized
 gain on
 marketable
 securities...                                                                    (3,930)                                  (3,930)
Common stock
 issued in
 connection
 with JTS
acquisition...                    39,907       40      113,562       (2,510)                                              111,092
Reduction of
 par value
 from $.01
 per share to
 $.001 per
 share........                               (573)         573
Issuance of
 convertible
 Series B and
 C preferred
 stock, net of
 $2,027
 issuance
 costs........    40        --                          37,973                                                             37,973
Stock options
 exercised....                     1,147        1        1,640                                                              1,641
Translation
 adjustment...                                                                                    694                         694
Preferred
 stock
 dividends....                                                                                                  (227)        (227)
Net loss......                                                                                              (152,495)    (152,495)
               ------   ------    ------     ----     --------         ----      -------       ------         ------    ---------

BALANCES,
 FEBRUARY 2,
   1997.......    40    $   --    104,745   $ 105     $349,961     $ (2,510)    $     --      $    --      $(335,150)   $  12,406
               ======   ======    ======     ====     ========         ====      =======       ======         ======    =========

                See notes to consolidated financial statements.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  ONE MONTH
                                                                  YEAR ENDED       PERIOD            YEARS ENDED
                                                                   FEBRUARY         ENDED            DECEMBER 31,
                                                                      2,         JANUARY 28,     --------------------
                                                                     1997           1996           1995        1994
                                                                  ----------     -----------     --------     -------
OPERATING ACTIVITIES:
  Net income (loss).............................................  $(152,495)       $(4,330)      $(49,576)    $ 9,394
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Depreciation................................................      7,505            363          2,270       2,619
    Acquired in-process research and development................    110,012             --             --          --
    Amortization of goodwill and acquired technology............      5,207             --             --          --
    Loss from disposal of equipment and real estate.............      2,700             31             --          --
    Gain on sale of marketable securities.......................     (3,930)        (2,436)        (2,377)         --
    Gain from extinguishment of debentures......................         --             --           (582)         --
    Change in operating assets/liabilities
    Accounts receivable.........................................    (10,056)          (316)         6,715      (3,626)
    Inventories.................................................        676          5,268          7,251      (8,815)
    Other current assets........................................        797             (4)        16,973         468
    Other assets................................................         89              8             --          --
    Accounts payable............................................      5,625           (637)        (7,193)      3,763
    Accrued liabilities.........................................      1,931            759            (42)       (660)
                                                                   --------       --------       --------     -------
  Net cash provided (used) by operating activities..............    (31,939)        (1,294)       (26,561)      3,143
INVESTING ACTIVITIES:
    Cash acquired in connection with the Merger.................        684             --             --          --
    Loan to JTS Corporation prior to the Merger.................    (30,000)            --             --          --
    Proceeds from sale of marketable securities.................     16,460          4,467         55,703          --
    Purchase of marketable securities...........................         --             --         (9,997)    (50,000)
    Purchase of property and equipment..........................    (16,239)          (297)          (782)     (1,207)
    Proceeds from sale of property and equipment................     10,000             --             29       7,543
    Game software development costs.............................         --             --        (12,791)     (5,810)
    Other assets................................................         --             --            107         482
                                                                   --------       --------       --------     -------
  Net cash provided (used) by investing activities..............    (19,095)         4,170         32,269     (48,992)
FINANCING ACTIVITIES:
    Extinguishment of debentures................................         --             --           (518)         --
    Borrowing under line of credit and bank borrowings..........      7,084             --             --          --
    Repayments of borrowings....................................         --             --             --      (7,642)
    Repayments of capital leases................................     (3,382)            --             --          --
    Issuance of common stock....................................      1,641              4             72      53,708
    Issuance of preferred stock.................................     40,000             --             --          --
    Issuance costs of preferred stock...........................     (2,027)            --             --          --
                                                                   --------       --------       --------     -------
  Net cash provided (used) by financing activities..............     43,316              4           (446)     46,066
  EFFECT OF EXCHANGE RATE CHANGES...............................        694            (31)         1,087        (684)
                                                                   --------       --------       --------     -------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........     (7,024)         2,849          6,349        (467)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............     31,790         28,941         22,592      23,059
                                                                   --------       --------       --------     -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD....................  $  24,766        $31,790       $ 28,941     $22,592
                                                                   ========       ========       ========     =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock and assumptions of warrants and
    employee stock options in connection with the Merger........  $ 111,093        $    --       $     --     $    --
  Liabilities of $84,308 assumed net of related assets of
    $45,297 acquired from the Merger............................     39,011             --             --          --
  Notes receivable from shareholders acquired from the Merger...      2,510             --             --          --
  Extinguishment of note receivable from the Merger.............     30,000             --             --          --
  Exchange of inventory for advertising services................         --             --             --       3,179
  Exchange of property for retirement of debt...................         --             --             --       1,891

                See notes to consolidated financial statements.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS:

     Atari Corporation ("Atari" or the "Company") was formed to design and market interactive multimedia entertainment systems and related software and peripheral products. On July 30, 1996, Atari merged into JTS Corporation ("JTS"), a manufacturer of hard disk drives for notebook and desktop personal computers. Due to a lack of market acceptance of its video game console, Jaguar, Atari had significantly downsized its video game operations prior to the merger, described below. This downsizing resulted in significant reductions in Atari's workforce and significant curtailment of research and development and sales and marketing activities for Jaguar and related products. Despite the introduction of additional game titles in the first quarter of 1996, sales of Jaguar and related software remained disappointing such that by the end of fiscal 1997 approximately all of the remaining inventory had been written off. The prior business of Atari is now conducted through the Company's Atari division; however, the Atari division does not and is not expected to represent a significant portion of the Company's business going forward.

     The most significant portion of the Company's business today is its disk drive division acquired in the merger with JTS, which designs, manufactures and markets hard disk drives for use in notebook computers and desktop personal computers. JTS was incorporated in February 1994 and remained in the development stage until October 1995, when it began shipping its 3.5-inch "Palladium" disk drives to customers in the United States and Europe. The Company currently has three disk drive product families in production, the 3-inch form factor "Nordic" family for notebook computers and the 3.5-inch form factor "Champ" and "Champion" families for desktop personal computers. The Company introduced into production its higher performance "Champion" family for desktop personal computers in the first quarter of fiscal 1998. All of JTS' products are manufactured in Madras, India by its subsidiary, JTS Technology Ltd. (formerly Moduler Electronics (India) Pvt. Ltd.).

     On July 30, 1996, Atari was merged with JTS (the "Merger") and the separate existence of Atari ceased. Although the business combination resulted in Atari merging into the JTS legal entity, the substance of the transaction was that Atari, as a public company with substantially greater operating history and net worth owned approximately 62% of the equity of the merged company. Therefore, for accounting purposes the merger was accounted for as a purchase of JTS by Atari. (See Note 3.)

     The hard disk drive business is extremely capital intensive, and the Company will need significant additional financing resources in 1998 and over the next several years for facilities expansion, capital expenditure, working capital, research and development and vendor tooling. There can be no assurance that additional funding will be available on terms acceptable to the Company or at all. If the Company is unable to obtain sufficient capital, it would be required to curtail its facilities expansion, capital expenditures, working capital, research and development and vendor tooling expenditures, which would materially adversely affect, the Company's business, operating results and financial condition.

2. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     Pervasiveness of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash and Cash Equivalents -- For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of less than three months to be cash equivalents.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

     Restricted Cash -- As of February 2, 1997, January 28, 1996 and December 31, 1995, cash balances of $1,800,000, $700,000 and $700,000 were collateral for outstanding commercial letters of credit associated with inventory components, software development agreements and for bank borrowings.

     Marketable Securities -- Marketable securities are carried as available-for-sale securities and reported at the fair market value. Unrealized gains and losses are reported as a separate component of shareholders' equity until realized. The cost of securities sold is based on average cost.

     Factored Receivables with Recourses -- Certain accounts receivable have been factored with recourse with a European bank. The net cash proceeds from the bank amounted to $2,981,000 as of February 2, 1997 and are reflected as a current liability in the accompanying balance sheet.

     Concentration of Credit Risk -- The Company sells its products to original equipment manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of the following (in thousands):

                                                       FEBRUARY 2,     JANUARY 28,     DECEMBER 31,
                                                          1997            1996             1995
                                                       -----------     -----------     ------------
    Finished goods...................................    $   489         $ 5,666         $  9,927
    Raw materials and work-in-process................     17,261              --            1,007
                                                         -------         -------          -------
         Total.......................................    $17,750         $ 5,666         $ 10,934
                                                         =======         =======          =======

     Property and Equipment -- Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of two to seven years. Repairs and maintenance costs are expensed as incurred. Major renewals and betterments which substantially extend the useful life of the asset are capitalized.

     Real Estate Held for Sale -- Real property associated with closed operations of former Atari Corporation in the United States is stated at estimated market value as of December 31, 1995 and January 28, 1996 as determined by valuations, appraisals or pending sales offers. The real property was sold at fair value to one of the Company's directors in September 1996 for cash of $10 million. The Company has an option to repurchase the property from the director before September 1997 for $10 million.

     Research and Development -- Research and development costs are expensed as incurred and consist primarily of salaries, materials and supplies.

     Revenue Recognition and Product Warranty -- Revenue from product sales is generally recognized upon shipment to customers. The Company warrants its products against defects in design, materials and workmanship generally for three years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

     Foreign Currency Translation -- For the one month ended January 28, 1996 and the years ended December 31, 1995 and 1994, assets and liabilities of operations outside the United States were translated into United States dollars using current exchange rates, and the effects of foreign currency translation adjustments were deferred and included as a component of shareholders' equity. During the year ended February 2, 1997, the functional currency of the operations outside the United States was deemed to be the U.S. dollar due to the change of the operations discussed in Note 1. As a result, the effects of foreign currency translation adjustments are now charged to the statement of operations.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

     Accounting for Stock Based Compensation -- The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," effective January 29, 1996. (See Note 10.)

     Income (Loss) per Common Share -- Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net loss per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares have not been included in the calculation of loss per share as their inclusion would be antidilutive. The effect of the assumed conversion of the 5 1/4% convertible subordinated debentures was antidilutive for all periods presented and excluded from the computation.

     Fiscal Year -- The fiscal year of the Company was a 52- or 53-week period ending the Saturday closest to December 31 for 1994 and 1995. Subsequent to the Merger, the Company changed its fiscal year to a 52/53 week fiscal year ending on the Sunday closest to January 31. Accordingly, the Company's current fiscal year commenced on January 29, 1996, ended on February 2, 1997 and included 53 weeks. The financial statements for the transition period from January 1, 1996 to January 28, 1996 are also included herein.

     Reclassifications -- Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

3. MERGER WITH JTS CORPORATION

     Prior to the Merger, the Company had made a $30 million loan to JTS and upon consummation of the merger the loan was cancelled. The merger was accounted for as a purchase of JTS by Atari and, accordingly, the operating results of JTS from July 30, 1996, the date of the merger, have been included in the accompanying financial statements. The allocation resulted in $133.6 million allocated to purchased technology, $110 million of which represented in-process research and development. The $110 million has been expensed in the accompanying statement of operations for the year ended February 2, 1997, as the technology had not yet reached technological feasibility and does not have alternative future uses.

     The purchase price has been allocated as follows (in thousands):

        Inventories, trade accounts receivable and other current assets...  $ 24,697
        Equipment and tooling.............................................    20,600
        In-process research and development...............................   110,012
        Acquired technology...............................................    23,542
        Goodwill..........................................................    17,956
        Liabilities assumed...............................................   (84,308)
                                                                            ---------
             Net assets acquired..........................................  $112,499
                                                                            =========

     Acquired technology and goodwill are amortized using the straight-line method over seven and ten years, respectively and the accumulated amortization as of February 2, 1997 was $3,924,000 and $1,283,000 for existing technology and goodwill, respectively.

     In April 1996, JTS acquired 90% of the outstanding shares of Moduler Electronics, a contract disk drive component manufacturer, the owner of which is a significant shareholder of JTS. JTS acquired the stock in consideration for 1,911,673 shares of JTS' Series A preferred stock and a warrant to purchase 750,000 shares of JTS' common stock at an exercise price of $0.25 per share. The acquisition was accounted for as a purchase.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

     In connection with the acquisition, net assets acquired were as follows:

        Inventories and other current assets..............................  $  9,542
        Equipment and leasehold improvements..............................     7,754
        Current liabilities assumed.......................................   (12,681)
        Long-term liabilities assumed.....................................    (2,768)
                                                                            --------
                  Net assets acquired.....................................  $  1,847
                                                                            ========

     The following unaudited proforma financial information shows the results of operations for the fiscal years ended February 2, 1997 and December 31, 1995 as if the JTS acquisition and JTS' acquisition of Moduler Electronics had occurred at the beginning of each period presented. The results are not necessarily indicative of what would have occurred had the acquisitions actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The proforma results for 1997 combine Atari's, JTS' and Moduler Electronics' results for the fiscal year ended February 2, 1997. The proforma results for 1995 combine Atari's results for the fiscal year ended December 31, 1995 with JTS' and Moduler Electronics' fiscal year ended January 28, 1996.

                                                                     FISCAL YEARS ENDED
                                                           --------------------------------------
                                                           FEBRUARY 2, 1997     DECEMBER 31, 1995
                                                           ----------------     -----------------
    Revenue..............................................     $  124,294            $  33,403
    Net loss.............................................       (182,794)             (96,997)
    Net loss per share...................................     $    (1.75)           $   (0.94)
    Weighted average common shares outstanding...........        104,356              103,697

4. FINANCIAL INSTRUMENTS

     Marketable Securities -- Marketable securities available-for-sale consist of the following (in thousands):

                                                JANUARY 28, 1996                  DECEMBER 31, 1995
                                        --------------------------------   --------------------------------
                                                                GROSS                              GROSS
                                        AMORTIZED   MARKET    UNREALIZED   AMORTIZED   MARKET    UNREALIZED
                                          COST       VALUE      GAINS        COST       VALUE      GAINS
                                        ---------   -------   ----------   ---------   -------   ----------
Equity securities --
  Dixon common stock..................   $ 2,534    $ 6,418     $3,884      $ 4,565    $11,606     $7,041
Government securities --
  Federal Home Loan Bank..............     4,993      5,009         16        4,993      5,026         33
  Federal Home Loan Mortgage Corp.....     5,003      5,033         30        5,003      5,017         14
                                         -------    -------    -------      -------    -------
     Total marketable securities......   $12,530    $16,460     $3,930      $14,561    $21,649     $7,088
                                         =======    =======    =======      =======    =======

     The contractual maturities of the government securities range from two to four years. All marketable securities were sold by February 2, 1997. Realized gains were $3.9 million and $2.4 million for the years ended February 2, 1997 and December 31, 1995 and $2.4 million for the one month period ended January 28, 1996, which are included in "Other Income" in the accompanying statements of operations.

     Fair Value of Financial Instruments -- The estimated fair value of the 5 1/4% convertible subordinated debentures issued by the Company and reflected as long-term debt in the accompanying balance sheet at February 2, 1997 was approximately $26 million based primarily on quoted market prices at that date. The carrying amounts of the remainder of the Company's financial instruments at February 2, 1997, consisting of cash and equivalents, approximate fair values due to their short term maturities.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

5. GAME SOFTWARE DEVELOPMENT COSTS

     Internal game software development costs are expensed as incurred as these costs relate primarily to development tools. External development costs are capitalized once technological feasibility has been determined. During 1995 and 1994, the Company capitalized $12.8 million and $5.8 million, respectively, of amounts paid to third parties, primarily as prepaid licenses, in connection with game development for the Jaguar. The Company amortized such costs over the shorter of 12 months from game introduction or the estimated unit sales of the game title. The Company assesses the recoverability of capitalized games software development costs in light of many factors, including, but not limited to, anticipated future revenues, estimated economic useful lives and changes in software and hardware technologies. Amortization expense and adjustments for management's assessment of recoverability were $17.1 million (including a write-off of $16.6 million) and $1.5 million (including a write-off of $804,000) for the years ended December 31, 1995 and 1994, respectively. The capitalized development costs, net of amortization, as of December 31, 1995 amounting to $758,000 was included in "Other Assets" in the accompanying balance sheet and were written off during the year ended February 2, 1997.

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                            ESTIMATED
                                           USEFUL LIFE     FEBRUARY 2,    JANUARY 28,    DECEMBER 31,
                                             (YEARS)          1997           1996            1995
                                           ------------    -----------    -----------    ------------
    Equipment and tooling................    2-7             $25,945        $ 1,424        $  1,526
    Furniture and fixtures...............    2-7               3,495            131             198
    Leasehold improvements...............     4                  410             --              --
                                                              ------         ------          ------
    Total................................                     29,850          1,555           1,724
    Accumulated depreciation and
      amortization.......................                     (2,176)          (956)           (753)
    Reserve for production tooling.......                         --             --            (300)
                                                              ------         ------          ------
    Property and equipment, net..........                    $27,674        $   599        $    671
                                                              ======         ======          ======

     In March 1995, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment and, if necessary, an impairment loss be recorded whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS 121 became effective for the year ended February 2, 1997. The adoption of SFAS 121 did not have a material effect on the financial position or results of operations of the Company. In fiscal 1997, the Company wrote off equipment with a book value of approximately $2.7 million and the loss is included in "Other income" in the accompanying statement of operations.

7.  LONG-TERM DEBT OBLIGATIONS AND BANK ARRANGEMENT

     New Revolving Line of Credit Arrangement -- On April 16, 1997, the Company obtained a commitment from a finance company for a revolving line of credit to refinance present debt and to obtain working capital credit facilities of up to $30 million. The revolving line of credit will have an initial term of three years with automatic annual renewals thereafter unless terminated by the finance company. The Company will grant the finance company a first and exclusive lien on all of the Company's present and future accounts receivable, inventory, equipment and intangible assets to secure the obligations. The agreement will also contain certain financial covenants.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

     Bank Line of Credits -- The Company has a line of credit arrangement with a bank for $5 million, of which all was outstanding as of February 2, 1997. The line of credit is collateralized by certain assets, bore interest at Prime plus 0.75% (9% as of February 2, 1997) and the principal was replaced by the factoring arrangement with the same amount in April 1997.

     The Company's Indian subsidiary, JTS Technology Ltd. ("Technology"), has entered into an agreement with a consortium of three Indian Government owned commercial banks to obtain working capital credit facilities. While the three banks have agreed to a total extension of credit and an allocation of participation, each bank independently sanctions its portion of the participation. The credit agreement with the consortium has four separate facilities, namely, export sales accounts receivable bill discounting, exports sales order based inventory packing credit, foreign letters of credit and letters of guarantee. Technology can borrow up to $10,375,000 and, as of February 2, 1997, $5,540,000 was outstanding. The line of credit is collateralized by certain assets, is guaranteed by a relative of the Chairman of the Company and bears interest from 6.5% to 15%.

     According to the terms stipulated in the credit facility sanction letter of one of the banks, the Company is required to contribute unsecured loans of approximately $1.8 million to Technology. No unsecured loans have been contributed as of February 2, 1997. However, management believes it is in compliance with this provision due to the open accounts receivable which they have from Technology and intends to convert a portion of its open accounts receivable from Technology to unsecured loans to satisfy this requirement.

     Convertible Subordinated Debentures -- The Company has $42.4 million of
5 1/4% convertible subordinated debentures due April 29, 2002. The debentures may be redeemed at the Company's option, upon payment of a premium. The debentures, at the option of the holders, are convertible into common stock at $16.3125 per share. As of February 2, 1997, 2,596,414 shares of common stock were reserved for issuance upon conversion. Default with respect to other indebtedness of the Company in an aggregate amount exceeding $5 million would result in an event of default whereby the outstanding debentures would be due and payable immediately.

     In 1995, the Company reacquired in the open market and extinguished $1.1 million face value of these debentures for $500,000, resulting in an extraordinary gain of $582,000.

     Secured Long Term Loans -- Technology has entered into term loan agreements with the Industrial Credit and Investment Corporation of India Limited ("ICICI"), a term lending institution in India under which $2,625,000 was outstanding as of February 2, 1997. The loan is repayable in US dollars in 13 equal quarterly installments of $202,000 each commencing from April 1997. Interest on outstanding amounts is payable quarterly at the rate of US dollar LIBOR plus 2.75% per annum (8.5% at February 2, 1997). As of February 2, 1997, Technology also has a second loan outstanding from ICICI for $7,000,000, repayable in US dollars in twelve equal quarterly installments of $583,000 each commencing on May 20, 1998. Interest on these loans is payable at US dollar LIBOR plus 4% (9.94% at February 2, 1997).

     On June 13, 1996, Technology entered into a loan agreement with the Shipping Credit and Investment Corporation of India Limited. As at February 2, 1997, the Company has borrowed $2.12 million and the loan is repayable in US dollars in 12 equal quarterly installments of $177,000 each commencing from the first quarter of 1998. Interest on these loans is payable at US dollar LIBOR plus 4% (9.94% at February 2, 1997).

     The loans are collateralized by all of the Technology's property and equipment and are guaranteed by a relative of the Chairman of the Company.

     The loan covenants require Technology to increase its paid in capital by approximately $5.6 million and the Company is required to make unsecured loans of $3.7 million to Technology. With respect to the equity requirement, the Company has obtained the approval of the Reserve Bank of India ("RBI") to contribute funds aggregating to $5 million. Subsequent to February 2, 1997, Technology received $2.5 million towards

                  JTS CORPORATION (FORMERLY ATARI CORPORATION) capital contribution from the Company. These funds, along with amounts invested, would result in Technology's paid in capital to increase to $5.88 million.

     No unsecured loans have been contributed up to the date of the financial statements. Management believes that the lender is unlikely to require the Company to immediately repay advances outstanding for non-compliance with debt covenants. Management believes it is in compliance with this provision due to the open accounts receivable which they have from Technology and intends to convert a portion of its open accounts receivable from Technology to unsecured loans to satisfy this requirement.

     Capitalized Lease Obligations -- As of February 2, 1997, the Company has equipment lease agreements of which payments are due in equal monthly installments over a 36 month period. As of February 2, 1997, the cost of the leased assets was $925,000 and the related accumulated depreciation was $220,000. The leases bear interest between 11.5% and 18.2%.

     The following is a schedule of future payments under subordinated debentures, secured long term loans and capital lease obligations together with the present value of the net minimum lease payments at February 2, 1997.

                                                        SECURED
                                       CAPITAL LEASE   LONG TERM   SUBORDINATED
                      YEAR              OBLIGATIONS      LOANS      DEBENTURES        AMOUNT
            -------------------------  -------------   ---------   ------------   --------------
                                                                                  (IN THOUSANDS)
            1998.....................      $ 560        $ 1,516      $     --        $  2,076
            1999.....................        521          3,848            --           4,369
            2000.....................         27          3,848            --           3,875
            2001.....................         --          2,534            --           2,534
            2002.....................         --             --            --              --
            2003.....................         --             --        42,354          42,354
                                                                                  --------------
            Total....................                                                  55,208
            Less: Amount representing
              interest...............                                                    (160)
                                                                                  --------------
            Present value............                                                  55,048
            Less: Current portion....                                                  (1,967)
                                                                                  --------------
            Long term portion........                                                $ 53,081
                                                                                  ===========

8. INCOME TAXES

     The effective income tax rate for the periods shown below was 0% and differs from the Federal statutory rate of 35% as follows (in thousands):

                                                                                YEARS ENDED
                                            YEAR ENDED     PERIOD ENDED         DECEMBER 31,
                                            FEBRUARY 2,    JANUARY 28,      --------------------
                                               1997            1996           1995        1994
                                            ----------     ------------     --------     -------
    Computed at federal statutory rates...   $(53,373)        (1,515)       $(17,402)    $ 3,288
    Nondeductible acquired in-process
      research and development............     38,504             --              --          --
    Nondeductible amortization expense....      2,042             --              --          --
    Other.................................     (5,511)        (1,053)         (1,202)         --
    Valuation allowance...................     18,338          2,569          18,604      (3,288)
                                             --------        -------
    Income tax............................   $     --         $   --        $     --     $    --
                                             ========        =======

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

     The components of the net deferred tax asset consist of (in thousands):

                                                       FEBRUARY 2,     JANUARY 28,     DECEMBER 31,
                                                          1997            1996             1995
                                                       -----------     -----------     ------------
    Deferred tax assets:
      Federal operating loss carryforwards...........   $  85,760       $  57,238        $ 57,706
      State operating loss carryforwards.............       8,764           4,999           3,820
      Capital loss carryforwards.....................       1,008           1,008           1,035
      Research and development tax credit
         carryforwards...............................       3,100           1,496           1,813
      Inventory reserves.............................       7,268           5,287           3,237
      Capitalized software development costs.........       3,022           3,022           3,022
      Other..........................................       8,045           4,613           4,461
                                                         --------        --------
    Subtotal.........................................     116,967          77,663          75,094
    Valuation allowance..............................    (116,967)        (77,663)        (75,094)
                                                         --------        --------
    Net deferred tax asset...........................   $      --       $      --        $     --
                                                         ========        ========

     Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets such that a valuation allowance has been recorded to completely offset the net deferred tax assets. Such factors include recurring operating losses from inception, recent increases in expense levels to support the Company's growth, and the fact that the market in which the Company competes is intensely competitive and is characterized by rapidly changing technology.

     For income tax purposes, the Company has Federal and State net operating loss ("NOL") carryforwards of approximately $245 million and $94 million, respectively, and Federal and State research and development tax credit carryforwards of approximately $2.1 million and $1.0 million, respectively, all of which will expire on various dates through 2012.

     Under the Internal Revenue Code of 1986, as amended, certain changes in the ownership or business of a corporation that has Federal NOLs or tax credit carryforwards will result in the inability to use or the imposition of significant restrictions on the use of such NOLs or tax credit carryforwards to offset future income and tax liabilities of the Company. The merger between Atari and JTS constituted a change in ownership with respect to JTS and accordingly, restricts the use of JTS' pre-merger NOLs against post-merger income of the Company to the maximum of $12.5 million per year, unless previously expired. In addition, subsequent events may result in the imposition of restrictions on the ability of the Company to utilize its NOLs and tax credit carryforwards. There can be no assurance that the Company will be able to utilize all or any of its NOL's or tax credit carryforwards.

     Under the Indian Income Tax Act 1961, Technology is exempted from payment of certain corporate income taxes for a period of five years during the first eight years of operations, subject to fulfillment of certain conditions. Technology continues to be exempt from certain income tax to the extent of income attributable to the export sales of Technology. As Technology did not have any taxable income for the period from July 30, 1996 to February 2, 1997, no provision for income tax has been made.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

9. CONVERTIBLE PREFERRED STOCK

     Convertible preferred stock outstanding as of February 2, 1997 consisted of the following (dollars in thousands, except share amounts):

        Series B:
          Authorized -- 15,000 shares
          Outstanding -- 15,000 shares; liquidation preference of
             $15,193.......................................................  $ 15,000
        Series C:
          Authorized -- 25,000 shares
          Outstanding -- 25,000 shares; liquidation preference of
             $25,034.......................................................  $ 25,000
                                                                             --------
                                                                             $ 40,000
                                                                              =======

     The rights, restrictions and preferences of Series B convertible preferred stock are as follows:

     - Each stockholder is entitled to receive annual dividends at a rate of $50.00 per share when, and if, declared by the Board of Directors, prior to payment of dividends on common stock. Dividends are cumulative and payable in cash or in common stock quarterly. As of February 2, 1997, dividends accrued totaled $193,000.

     - Each stockholder may convert any or all of his shares into common stock at the lower of (i) $3.6125 or (ii) 85% of the average trading price of the common stock on the five consecutive trading days immediately preceding the conversion date times the conversion rate (defined in the agreement). In addition, for every ten shares of common stock issued upon conversion, the holder is entitled to receive a warrant to purchase one share of common stock. Each warrant is exercisable at 110% of the lower of the average closing price of common stock for the five days immediately preceding (i) the conversion notice date or (ii) the closing date of the stock purchase agreement.

     - In the event of any voluntary liquidation, dissolution or winding up of the Company, the holders are entitled to receive an amount per share equal to the total amount of (i) $1,000 and (ii) all dividends accrued and unpaid.

     The rights, restrictions and preferences of Series C convertible preferred stock are as follows:

     - Each stockholder is entitled to receive dividends at a rate of 5% per annum which are cumulative and payable in cash or in common stock. As of February 2, 1997, dividends accrued totaled $34,000.

     - Each stockholder may convert any or all of his shares and unpaid dividends into common stock at the lower of (i) $2.94 or (ii) 85% of the average market price for the common stock for the five consecutive trading days immediately preceding the conversion date.

     - The holders have the right, at the option of the holders of at least two thirds of the Series C convertible preferred stock then outstanding, to require the Company to redeem all of the Series C Preferred upon the occurrence of certain events, all of which are within the control of the Company and therefore, Series C is included in shareholders' equity in the accompanying balance sheet.

     - In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders are entitled to receive an amount per share equal to the total amount of (i) $1,000 and (ii) an additional amount defined in the agreement.

     - Holders do not have any voting right.

10. COMMON STOCK AND STOCK OPTION PLANS

     Reduction in Par Value -- Upon the Merger, a new Certificate of Incorporation was approved and the par value of the common stock was reduced from $.01 per share to $.001. As a result, the common stock account was reduced by $573,000 and the additional paid-in capital account was increased by the same amount.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

     Warrants -- In connection with the acquisition of Moduler Electronics, the Company issued warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.25 per share to an entity owned by a relative of the Chairman of the Company, of which 500,000 warrants have been exercised. The remaining 250,000 shares become exercisable when there becomes available to Technology certain borrowings and credit facilities in the amount of at least $29 million. Subject to the foregoing, the warrant may be exercised at any time until February 25, 2001.

     The Company issued a warrant to purchase 37,500 shares of the Company's common stock at an exercise price of $4.26 per share to a placement agent upon the issuance of Series B convertible preferred stock. (See Note 9.) The warrant is exercisable at any time until November 5, 1999. Such warrants were deemed to have nominal value at the issuance date and, accordingly, are carried at no value in the accompanying financial statement.

     The Company has issued warrants to purchase 50,000 shares of common stock at $3.00 to the bank with which it has a line of credit. The warrants may be exercised at any time before various dates through 2001. Such warrants were deemed to have nominal value at the issuance date and, accordingly, are carried at no value in the accompanying financial statements.

     Restricted Stock Purchase Agreement -- Prior to the Merger, JTS issued 5,000,000 shares of its common stock to certain officers in exchange for notes receivable amounting to $2,750,000, of which $240,000 has been subsequently collected. The notes bear interest at annual rates ranging from 5.45% to 5.91% and the principal and interest is payable on various dates within four years. The notes are with full recourse and are collateralized by the stock purchased. The Company has the right to repurchase such shares upon termination of employment at the original purchase price; however, the Company's right to repurchase lapses ratably over four years. As of February 2, 1997, 3,162,494 shares were subject to repurchase.

     Stock Option Plans -- The Company has reserved 9,000,000 shares of common stock for issuance under its 1995 Stock Option Plan. Under the plan, either incentive or nonstatutory stock options may be granted to purchase shares of common stock. Nonstatutory stock options may be granted to employees, nonemployee members of the Board of Directors and consultants at prices not less than 85% of the fair value of the stock at the date of the grant, as determined by the Board. Incentive stock options may be granted only to employees at prices not lower than the fair value of the stock at the date of grant, as determined by the Board. Options granted under the plan are generally exercisable over four years, and expire no later than ten years from the date of grant. Options granted vest at a rate of 25% per annum.

     The Company has also reserved 500,000 shares of common stock for issuance under its 1996 Non-Employee Directors' Stock Option Plan. Under the plan, each Non-Employee Director has options to purchase shares of common stock at the market value at the date of grant. Options vest in two equal annual installments from the date of grant and will expire no later than ten years from the date of grant.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

     The following table presents the option activity through February 2, 1997:

                                                              NUMBER OF      WEIGHTED AVERAGE
                                                               OPTIONS        EXERCISE PRICE
                                                              ----------     ----------------
    Balance, December 31, 1994..............................   1,308,458          $ 3.94
    Granted.................................................   1,487,000          $ 2.66
    Exercised...............................................     (82,333)         $ 1.44
    Cancelled...............................................    (615,600)         $ 5.47
                                                               ---------
    Balance, December 31, 1995..............................   2,097,525          $ 2.68
                                                               ---------
    Granted.................................................     195,000          $ 1.60
    Exercised...............................................      (4,000)         $ 1.19
    Cancelled...............................................          --              --
    Balance, January 28, 1996...............................   2,292,525          $ 2.59
                                                               ---------
    Granted.................................................   4,201,203          $ 1.83
    Assumed upon JTS merger.................................   3,885,747          $ 2.31
    Exercised...............................................  (1,047,000)         $ 1.04
    Cancelled...............................................  (2,130,933)         $ 2.21
    Balance, February 2, 1997...............................   7,197,542          $ 2.34
                                                               =========

     The following table summarizes information concerning stock options outstanding and exercisable as of February 2, 1997:

                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                    ---------------------------------     ------------------------------
                                       WEIGHTED           WEIGHTED                           WEIGHTED
   RANGE OF           SHARES           AVERAGE            AVERAGE           SHARES           AVERAGE
EXERCISE PRICES     OUTSTANDING     REMAINING LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
---------------     -----------     --------------     --------------     -----------     --------------
     $0.25           2,430,229           8.59              $ 0.25             749,065         $ 0.25
 $2.50 - $4.20       4,637,313           9.66              $ 3.41             375,609         $ 3.77
     $6.00             130,000           7.49              $ 6.00              55,000         $ 6.00
                     ---------           ----               -----           ---------          -----
                     7,197,542           9.22              $ 2.34           1,179,674         $ 1.53
                     =========           ====               =====           =========          =====

     Stock-Based Compensation -- In January 1996, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value method of accounting for stock-based compensation plans. Under the fair value method, compensation cost is measured at the grant date on the value of the award and is recognized over the service period. As permitted under SFAS 123, the Company continues to apply the provisions of APB 25 and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the stock options at the grant date as prescribed by SFAS 123, net loss and loss per share would have been as follows (in thousands, except per share amounts):

                                                     YEAR ENDED      PERIOD ENDED      YEAR ENDED
                                                     FEBRUARY 2,     JANUARY 28,      DECEMBER 31,
                                                        1997             1996             1995
                                                     -----------     ------------     ------------
    Net loss -- As reported........................   $ (152,495)      $ (4,330)        $(49,576)
    Net loss -- Pro forma..........................   $ (161,496)      $ (4,335)        $(49,778)
    Loss per share -- As reported..................   $    (1.81)      $  (0.07)        $  (0.78)
    Loss per share -- Pro forma....................   $    (1.92)      $  (0.07)        $  (0.78)

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

     Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair value of stock options granted during the year ended December 31, 1995, the one month ended January 28, 1996 and the year ended February 2, 1997 was $0.57, $0.18 and $4.38 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a risk free interest rate of 6%, dividend yield of 0%, volatility factor of the expected market price of the Company's Common Stock of 1.10 and a weighted average expected option life of 4 and 6 years from the vest date.

     Common Stock Reserved for Future Issuance -- As of February 2, 1997, the Company has reserved the following shares of common stock for issuance in connection with:

        Conversion of preferred stock....................................   27,037,500
        Conversion of subordinated debentures............................    2,596,414
        Stock option plans...............................................    9,429,416
        Warrants to purchase common stock................................      337,500
                                                                           -----------
                                                                            39,400,830
                                                                             =========

11. COMMITMENTS AND CONTINGENT LIABILITIES

     License Agreements and Royalty Obligations -- The Company licenses certain "Nordic" disk drive technology from TEAC Corporation ("TEAC"). In the event the Company sells certain products incorporating certain technology jointly developed by TEAC and the Company or independently developed by TEAC, it will incur a royalty obligation. There was no sale of a product incorporating such technology and accordingly, no royalties were due as of February 2, 1997. In addition, the Company is obligated to license certain technology independently developed by the Company on a royalty-free basis to TEAC.

     The Company also has a cross-license agreement with Pont Peripherals Corporation ("Pont") pursuant to which the Company granted to Pont a royalty-free, nonexclusive perpetual license to use certain technology independently developed by the Company and jointly developed. In return, Pont granted to the Company a royalty-free, nonexclusive, perpetual license to use certain technology independently developed by Pont and jointly developed.

     The Company has entered into a Development Agreement with Compaq Corporation which imposes certain restrictions on the Company's ability to sublicense "Nordic" technology to third parties. In addition, the Development Agreement imposes a royalty of $2 per unit with respect to the sale of "Nordic" disk drives to third parties during the term of the agreement. No royalties were due as of February 2, 1997.

     The Company has also entered into a Technology and License Agreement with Western Digital Corporation ("WDC") pursuant to which WDC obtained certain manufacturing and marketing rights to "Nordic" disk drive technology. The Company and WDC have reciprocal, royalty-free, cross-license agreement for future Nordic technology developments, and WDC has granted to the Company licenses on existing patents covering certain technology on a royalty-free basis.

     Lease Commitments -- The Company leases various facilities and equipment under noncancellable operating lease arrangements. These leases generally provide renewal options of five additional years.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

Minimum future lease payments under noncancellable operating leases as of February 2, 1997 are as follows (in thousands):

                1998................................................  $  781
                1999................................................     553
                2000................................................     571
                2001................................................     243
                                                                      ------
                          Total minimum lease payments..............  $2,148
                                                                      ======

     Rent expense for operating leases was $1,015,000, $1,193,000 and $1,218,000 for the years 1997, 1995 and 1994, respectively, and $61,000 for the period ended January 28, 1996.

     Claims and Suits -- On January 3, 1997, Dusseldorf Securities, Limited ("DSL") and Greystone Capital, Ltd. ("GCL"), through counsel, made a letter demand of the Company for payment of $1,250,000 allegedly due under a letter agreement between DSL and the Company dated December 21, 1996 (the "Agreement"). DSL and GCL claim that the Company owes $1,250,000 as fees for a January 1997 private placement of the Company's stock which was not completed through DSL and/or GCL. On February 26, 1997, DSL and GCL filed suit against the Company in Los Angeles County Superior Court, No. BC166450, entitled Dusseldorf Securities, Limited v. JTS Corporation. The lawsuit asserts claims for breach of contract, breach of warranty, and misrepresentation against the Company and asserts those and other tort claims against an individual not affiliated with the Company, through whom the Company recently completed a private placement of its securities. A writ of attachment has been filed and is scheduled to be argued on May 9, 1997. The Company denies the allegations of the complaint and intends to vigorously defend itself in the action.

     Certain claims and suits arising in the ordinary course of business have been filed or are pending against the Company. The number of such claims has increased as the Company significantly downsized its development operations. In the opinion of management, all such matters have been adequately provided for, are without merit, or are such that if settled unfavorably would not have a material adverse effect on the Company's consolidated financial position and results of operations.

12. SETTLEMENTS OF PATENT LITIGATION

     During the first quarter of 1994, the Company received $2.2 million with respect to the settlement of litigation between the Company, Atari Games Corporation and Nintendo. Although not part of the litigation, the Company sold 1,500,000 shares of its common stock to Time Warner (parent company of Atari Games Corporation), Inc. for $12.8 million.

     During the fourth quarter of 1994, the Company completed a comprehensive agreement ("Agreement") with Sega Enterprises, Ltd. ("Sega") concerning resolution of disputes, equity investment and patent and product licensing agreements. The results of the Agreement were as follows: (i) Sega acquired 4,705,883 shares of the Company's common stock for $40.0 million; (ii) the Company received a payment of $29.8 million ($50.0 million from Sega, net of $20.2 million of legal fees and associated costs) in exchange for a license from Atari covering the use of a library of Atari patents issued between 1977 through 1984 (excluding patents which exclusively claim elements of the Company's JAGUAR and LYNX products) through the year 2001; and (iii) the Company and Sega agreed to cross-license up to five software game titles each year through the year 2001.

                  JTS CORPORATION (FORMERLY ATARI CORPORATION)

13. SEGMENT INFORMATION

     The Company operates in two industry segments -- the design and sale of consumer electronic products and the manufacture and distribution of hard disk drives. The Company's foreign operations at February 2, 1997 consist of sales and distribution facilities in Europe and a manufacturing plant in India. Corporate assets are primarily cash and equivalents, marketable securities, real estate held for sale and intangible assets.

     The following tables present a summary of operations by geographic region (in thousands):

                                                             ONE MONTH           YEARS ENDED
                                            YEAR ENDED         ENDED            DECEMBER 31,
                                            FEBRUARY 2,     JANUARY 28,     ---------------------
                                               1997            1996           1995         1994
                                            -----------     -----------     --------     --------
    Revenues from unaffiliated customers:
      North America.......................   $   30,840      $     510      $  8,163     $ 23,158
      Export sales from North America.....       45,934             --         1,868        8,538
      Europe..............................       13,756            225         4,595        7,052
                                                -------        -------       -------
              Total.......................   $   90,530      $     735      $ 14,626     $ 38,748
                                                =======        =======       =======
    Operating income (loss):
      North America.......................   $ (153,234)     $  (6,632)     $(51,036)    $(21,600)
      Europe..............................          445            (39)       (2,629)      (2,447)
      India...............................        3,140             --            --           --
                                                -------        -------       -------
              Total.......................   $ (149,649)     $  (6,671)     $(53,665)    $(24,047)
                                                =======        =======       =======
    Identifiable assets at period end:
      North America.......................   $   26,871      $   9,135      $ 14,588     $ 37,627
      Europe..............................        8,285          1,810         1,856        1,650
      India...............................       35,855             --            --           --
      Corporate assets....................       59,706         59,230        61,125       91,765
                                                -------        -------       -------
              Total.......................   $  130,717      $  70,175      $ 77,569     $131,042
                                                =======        =======       =======

     The following table presents a summary of the revenues by industry segment (in thousands):

                                                                                YEAR ENDED
                                                                                FEBRUARY 2,
                                                                                   1997
                                                                                -----------
    Hard disk drives........................................................      $85,751
    Multimedia entertainment system.........................................        4,779
                                                                                -----------
                                                                                  $90,530
                                                                                 ========

     All revenues for the years ended December 31, 1995 and 1994 and for the one month period ended January 28, 1996 are from the multimedia entertainment system segment.

     No single customer accounted for more than 10% of total revenues for the years ended December 31, 1995 or 1994 or for the one month period ended January 28, 1996. Sales to major customers in 1997 in excess of 10% of total revenues are as follows:

Karma International             30%
Future Technology               13%
Synnex Information Technology   12%

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

     We have audited in accordance with generally accepted auditing standards, the financial statements of JTS Corporation and subsidiaries as of February 2, 1997 and January 28, 1996 and the periods then ended, included in this report, and have issued our report thereon dated April 21, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP
San Jose, California
April 21, 1997

                                                                     SCHEDULE II
                       VALUATIONS AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                       BALANCE AT     CHARGED TO      ACQUIRED                     BALANCE AT
                                       BEGINNING       COSTS AND      WITH THE                       END OF
                                       OF PERIOD       EXPENSES        MERGER       DEDUCTIONS       PERIOD
                                       ----------     -----------     ---------     ----------     -----------
December 31, 1994:
  Allowance for doubtful accounts....    $  472         $   194                       $   72         $   594
  Accrued sales returns and
     allowances......................       576           1,563                          776           1,363
December 31, 1995:
  Allowance for doubtful accounts....       594              50                          317             327
  Accrued sales returns and
     allowances......................     1,363           5,028                        2,497           3,894
January 28, 1996:
  Allowance for doubtful accounts....       327                                           52             275
  Accrued sales returns and
     allowances......................     3,894             137                           35           3,996
February 2, 1997:
  Allowance for doubtful accounts....       275             866          814             340           1,615
  Accrued sales returns and
     allowances......................     3,996           5,529          655           6,859           3,321
  Accrued warranty...................                     1,735          700               5           2,430

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by this item is incorporated by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 1996.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS.

     The information required by this item regarding the Company's directors and executive officers is incorporated herein by reference from the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end (February 2, 1997).

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated herein by reference from the Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item regarding certain relationships and related transactions is incorporated herein by reference from the Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial Statements of JTS Corporation and its subsidiaries are filed as part of this Annual Report on Form 10-K:

                                                                                    FORM 10-K
                                                                                    PAGE NO.
                                                                                    ---------
Independent Auditors' Reports.....................................................   29, 30
Consolidated Balance Sheets
  February 2, 1997, January 28, 1996 and December 31, 1995........................     31
Consolidated Statements of Operations for the year ended February 2, 1997; the one-month period ended January 28, 1996; and the years ended December 31, 1995
  and 1994........................................................................     32
Consolidated Statements of Shareholders' Equity for the year ended February 2,
  1997; the one-month period ended January 28, 1996; and the years ended December
  31, 1995 and 1994...............................................................     33
Consolidated Statements of Cash Flows for the year ended February 2, 1997; the one-month period ended January 28, 1996; and the years ended December 31, 1995
  and 1994........................................................................     34
Notes to Consolidated Financial Statements........................................     35

          (2) INDEX TO FINANCIAL STATEMENT SCHEDULES. The following Consolidated Financial Statement Schedules of JTS Corporation and its subsidiaries for each of the year ended February 2, 1997; the one-month period ended January 28, 1996; and the years ended December 31, 1995 and 1994 are filed as part of this Annual Report on Form 10-K:

                                                                                FORM 10-K
                                                                                PAGE NO.
                                                                                ---------
    II  Valuations and Qualifying Accounts....................................    50

     Schedules not listed above have been omitted because they are not applicable or required or the information required to set forth therein is included in the Consolidated Financial Statements or notes thereto.

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER                                      EXHIBIT
--------   ------     --------------------------------------------------------------------------
 (a)         3.1      Amended and Restated Certificate of Incorporation, as amended
 (a)         3.2      Amended and Restated Bylaws of JTS Corporation
 (a)         4.1      Form of Specimen Common Stock Certificate of JTS Corporation
 (a)         4.2      Registration Rights Agreement, dated February 3, 1995, by and between the holders of Series A Preferred Stock and the Company, as amended
 (b)         4.3      Certificate of Designations of Series B Preferred Stock, dated November 5,
                      1996
 (b)         4.4      Registration Rights Amendment, dated November 5, 1996 by and between the holders of Series B Preferred Stock and the Company
 (c)         4.5      Certificate of Designations of Series C Preferred Stock, dated January
                      1997
 (c)         4.6      Registration Rights Agreement, dated January 22, 1997, by and among holders of Series C Preferred Stock and the Company
 (a)        10.1*     Amended and Restated 1995 Stock Option Plan and forms of stock option agreement
 (a)        10.2*     1996 Non-Employee Directors' Plan and form of stock option agreement
 (a)        10.3      401(k) Plan, adopted March 15, 1996
 (a)        10.4      Form of Indemnity Agreement
 (a)        10.5*     Employment Contract of Kenneth D. Wing, dated June 15, 1995
 (a)        10.6*     Consulting Agreement of Roger W. Johnson, dated April 1, 1996
 (a)        10.7      Restricted Stock Purchase Agreement, dated January 2, 1996, between JTS and David T. Mitchell and related Promissory Note
 (a)        10.8      Restricted Stock Purchase Agreement, dated March 6, 1996, between JTS and
                      David T. Mitchell and related Promissory Note
 (a)        10.9      Restricted Stock Purchase Agreement, dated March 6, 1996, between JTS and
                      Sirjang Lal Tandon and related Promissory Note
 (a)        10.10     Restricted Stock Purchase Agreement, dated January 2, 1996, between JTS and Kenneth D. Wing and related Promissory Note
 (a)        10.11     Restricted Stock Purchase Agreement, dated January 5, 1996, between JTS and W. Virginia Walker and related Promissory Note
 (a)        10.12     Restricted Stock Purchase Agreement dated January 2, 1996, between JTS and
                      David Pearce and related Promissory Note
 (a)        10.13     Form of convertible promissory note between JTS and certain principal stockholders of JTS
 (a)        10.14     Form of promissory note between JTS and certain principal stockholders of
                      JTS
 (a)        10.15     Subordinated Secured Convertible Promissory Note, dated February 13, 1996, and related Security Agreement dated February 13, 1996, between JTS and
                      Atari
 (a)        10.16     Stock Purchase Agreement, dated April 4, 1996, between JTS and Lunenburg
                      S.A.
 (a)        10.17     Technical Know-How License Agreement, dated June 14, 1996, between JTS and
                      Moduler
 (a)        10.18     Lease, dated June 15, 1995, between JTS and Cilker Revocable Trust
 (a)        10.19     Loan Agreement between Moduler Electronics (India) Pvt. Ltd. as Borrower and The Industrial Credit and Investment Corporation of India Limited as
                      Lenders, dated September 15, 1992
 (a)        10.20+    Loan Agreement between Moduler Electronics (India) Pvt. Ltd. as Borrower and The Industrial Credit and Investment Corporation of India Limited as
                      Lenders, dated October 11, 1994
 (a)        10.21+    Loan Agreement between Moduler Electronics (India) Pvt. Ltd. as Borrower and The Industrial Credit and Investment Corporation of India Limited as
                      Lenders, dated March 18, 1996
 (a)        10.22     Agreed Order Compromising Controversies, dated February 4, 1994, as amended January 26, 1995
 (a)        10.23     TEAC Master Agreement, dated February 4, 1994
 (a)        10.24+    TEAC License Agreement, dated February 4, 1994, as amended on February 3,
                      1995

EXHIBIT    EXHIBIT
FOOTNOTE   NUMBER                                      EXHIBIT
--------   ------     --------------------------------------------------------------------------
 (a)        10.25+    Development Agreement, dated June 16, 1994, between JTS and Compaq, as amended on February 3, 1995 and December 5, 1995
 (a)        10.26+    Purchase Manufacturing Agreement, dated June 16, 1994, between JTS and
                      Compaq Technology
 (a)        10.27+    Transfer and License Agreement, dated February 3, 1995, between JTS and
                      Western Digital
 (a)        10.28+    Agreement between JTS and Pont Peripherals Corporation, dated January 31,
                      1995, between JTS and Pont
 (a)        10.29+    Business Loan Agreement, Promissory Note and Collateral, Assignment,
                      Patent Mortgage and Security Agreement, dated December 18, 1995, between
                      JTS and Silicon Valley Bank
 (a)        10.30     Atari and Security Pacific National Bank Indenture, dated April 29, 1987
 (a)        10.31     Federated Group/Security Pacific National Bank Indenture, dated April 15,
                      1985
 (a)        10.32     First Supplemental Federated Group/Security Pacific National Bank
                      Indenture, dated September 24, 1987
 (a)        10.33     Warrant to Purchase 50,000 shares of JTS Common Stock, dated December 18,
                      1995, issued to Silicon Valley Bank
 (a)        10.34     Warrant to Purchase up to 750,000 shares of JTS Common Stock, dated April
                      4, 1996, issued to Lunenburg S.A.
 (a)        10.35     Agreement for Purchase and Sale of Real Property with Repurchase Option dated September 10, 1996, between JTS and Jack Tramiel
 (b)        10.36     Series B Preferred Stock Subscription Agreement dated as of November 5,
                      1996 by and between the holder of Series B Preferred Stock and the Company
 (c)        10.37     Securities Purchase Agreement, dated as of January 22, 1997, by and between the holders of Series C Preferred Stock and the Company
 (a)        21.1      List of Subsidiaries
            23.1      Consent of Arthur Andersen LLP
            23.2      Consent of Deloitte & Touche LLP
            24.1      Powers of Attorney. Reference is made to the signature page.
            27.1      Financial Data Schedule

---------------
(a) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (No. 333-06643), as amended, which became effective on July 12, 1996.

(b) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on From S-1 (No. 333-17093), as amended, which became effective on January 23, 1997.

(c) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-21881), as amended, which became effective on March 5, 1997.

 + Confidential treatment has previously been granted for portions of this Exhibit.

 *  Management contract or compensation plan or arrangement.

     (b) REPORTS ON FORM 8-K.

     On December 3, 1996, the Company filed a Current Report on Form 8-K reporting a change in the Company's certifying accountant pursuant to Item 4 of Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1997.

                                          JTS CORPORATION

                                          By:     /s/ W. VIRGINIA WALKER
                                            ------------------------------------
                                                     W. Virginia Walker
                                             Executive Vice President, Finance
                                            and Administration, Chief Financial
                                                   Officer and Secretary

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Mitchell and W. Virginia Walker or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

              SIGNATURE                                   TITLE                      DATE
-------------------------------------      -----------------------------------  ---------------


            By: /s/ DAVID T. MITCHELL      President, Chief Executive Officer    April 30, 1997
-------------------------------------      and Director (Principal Executive
                    David T. Mitchell      Officer)
           By: /s/ W. VIRGINIA WALKER      Executive Vice President, Finance     April 30, 1997
-------------------------------------      and Administration, Chief Financial
                   W. Virginia Walker      Officer and Secretary (Principal
                                           Financial and Accounting Officer)

           By: /s/ SIRJANG LAL TANDON      Chairman of the Board and Corporate   April 30, 1997
-------------------------------------      Technical Strategist
                   Sirjang Lal Tandon

                                  By:      Director
-------------------------------------
                           Lip-Bu Tan

                 By: /s/ JACK TRAMIEL      Director                              April 30, 1997
-------------------------------------
                         Jack Tramiel

             By: /s/ ROGER W. JOHNSON      Director                              April 30, 1997
-------------------------------------
                     Roger W. Johnson

              By: /s/ JEAN D. DELEAGE      Director                              April 30, 1997
-------------------------------------
                      Jean D. Deleage