Form 10-Q
period 1997-05-04
JTS CORP
filed 1997-06-18
CIK 941167

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED MAY 4, 1997

                                       OR

     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO
                         COMMISSION FILE NUMBER 0-21085

                                 ---------------

                                 JTS CORPORATION
                    (EXACT NAME AS SPECIFIED IN ITS CHARTER)

                            DELAWARE                       77-0364572
                 (STATE OR OTHER JURISDICTION            (IRS EMPLOYER
                INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

            166 BAYPOINTE PARKWAY, SAN JOSE, CA              95134
             (ADDRESS OF PRINCIPAL EXECUTIVE               (ZIP CODE)
                       OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(408) 468-1800

                                      NONE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

                                 ---------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           SHARES OUTSTANDING AT
CLASS                                                          MAY 30, 1997
-----                                                      ---------------------
Common Stock...............................................     112,862,604

================================================================================

                                 JTS CORPORATION

                                TABLE OF CONTENTS
                                                                                              PAGE
          PART I.  FINANCIAL INFORMATION
                   ITEM 1. CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS................................          3
                           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER......          4
                           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTER......          5
                           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......          6

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION........................................
                                                                                                8
          PART II. OTHER INFORMATION

                   ITEM 1. LEGAL PROCEEDINGS..........................................         11

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................         11

                   SIGNATURE..........................................................         12

                                 JTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              MAY 4,     FEBRUARY 2,
                                                                               1997         1997
                                                                            ---------    ---------
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (including $2,100, and $1,800 held as restricted balances at May 4, 1997 and February 2, 1997,
     respectively) ......................................................   $  13,396    $  24,766
  Accounts receivable, less allowance for doubtful accounts of $1,409 and
     $1,615 at May 4, 1997 and February 2, 1997, respectively ...........      30,257       21,445
  Inventories ...........................................................      28,131       17,750
  Other current assets ..................................................       3,473        2,341
                                                                            ---------    ---------
     Total current assets ...............................................      75,257       66,302
PROPERTY AND EQUIPMENT, net .............................................      31,399       27,674
ACQUIRED TECHNOLOGY, net ................................................      18,917       19,618
GOODWILL, net ...........................................................      16,256       16,673
OTHER ASSETS ............................................................         427          450
                                                                            ---------    ---------
            TOTAL .......................................................   $ 142,256    $ 130,717
                                                                            =========    =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank lines of credit ..................................................   $  12,009    $  10,540
  Borrowings under factoring arrangement ................................       4,650        2,981
  Accounts payable ......................................................      55,280       33,327
  Accrued liabilities ...................................................      14,166       16,415
  Current portion of long-term obligations ..............................       1,583        1,967
                                                                            ---------    ---------
            Total current liabilities ...................................      87,688       65,230
                                                                            ---------    ---------
LONG-TERM OBLIGATIONS ...................................................      54,365       53,081
                                                                            ---------    ---------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value -- authorized, 10,000,000 shares; outstanding, 35,807 and 40,000 shares; liquidation value of
      $36,491 and $40,227 at May 4, 1997 and February 2, 1997,
      respectively ......................................................                       --

  Common stock, $.001 par value -- authorized, 150,000,000 shares;
     outstanding, 107,151,842 and 104,744,765 at May 4, 1997 and February
     2, 1997, respectively ..............................................         107          105
  Additional paid-in capital ............................................     350,036      349,961
  Notes receivable from shareholders ....................................      (2,510)      (2,510)
  Accumulated deficit ...................................................    (347,430)    (335,150)
                                                                            ---------    ---------
     Total stockholders' equity .........................................         203       12,406
                                                                            ---------    ---------
            TOTAL .......................................................   $ 142,256    $ 130,717
                                                                            =========    =========

           (See Condensed Notes to Consolidated Financial Statements)

                                 JTS CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MAY 4, 1997 AND MARCH 31, 1996
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED
                                                 ----------------------
                                                   MAY 4,      MARCH 31
                                                    1997         1996
                                                 ----------------------
NET SALES ....................................   $  73,413    $   1,272
                                                 ---------    ---------

   Cost of sales .............................      70,220        6,211
                                                 =========    =========
GROSS MARGIN (DEFICIT) .......................       3,193       (4,939)

   Amortization of acquired technology .......         701           --
   Research and development expense ..........       6,700          201
   Selling, general and administrative expense       6,081        2,009
                                                 ---------    ---------
Total operating expenses .....................      13,482        2,210
                                                 ---------    ---------

OPERATING LOSS ...............................     (10,289)      (7,149)

Exchange loss ................................         (25)         (60)
Other income (loss), net .....................        (135)       6,640
Interest income ..............................         291          332
Interest expense .............................      (1,666)        (569)
                                                 ---------    ---------
NET LOSS .....................................   $ (11,824)   $    (806)

Preferred stock dividends ....................         456           --
NET LOSS ATTRIBUTABLE TO COMMON STOCK ........     (12,280)        (806)

LOSS PER COMMON SHARE ........................   $  (0.116)   $   (0.01)
                                                 =========    =========

Weighted average number of shares used in
   computations ..............................     105,841       63,701


           (See Condensed Notes to Consolidated Financial Statements)

                                 JTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                             THREE MONTHS ENDED
                                                            --------------------
                                                             MAY 4,     MARCH 31,
                                                              1997        1996
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating activities .................   $ (9,659)   $   (947)
                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities .........................         --      20,908
  Purchase of property and equipment ....................     (5,704)         --
  Proceeds from the sale of property ....................         --          33
  Borrowing by JTS ......................................         --     (25,000)
  Decrease in other assets ..............................         --          22
  Game software development costs .......................         --        (103)
                                                            --------    --------
  Net cash used in investing
     activities .........................................     (5,704)     (4,140)
                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit and factoring liability      4,411          --
  Payment on capital leases .............................       (233)         --
  Extinguishment of 5-1/4% convertible
     subordinated debentures ............................         --         (75)
  Preferred stock dividends paid ........................       (185)         --
  Issuance of common stock ..............................         --          63
                                                            --------    --------
  Net cash used in financing  activities ................      3,993         (12)
                                                            --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS ..................................                    (94)
                                                            --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...............    (11,370)     (5,193)
CASH AND CASH EQUIVALENTS:
  Beginning of period ...................................     24,766      28,941
                                                            --------    --------
  End of period .........................................   $ 13,396    $ 23,748
                                                            ========    ========
OTHER CASH FLOW INFORMATION FROM CONTINUING
  OPERATIONS:
  Interest paid .........................................   $  3,165    $    (12)

  Conversion Preferred stock to Common stock ............          2
  Capital leases entered into ...........................        265





           (See Condensed Notes to Consolidated Financial Statements)

                                 JTS CORPORATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

   The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

   On July 30, 1996, Atari Corporation ("Atari") was merged with and into JTS Corporation ("JTS") and the separate existence of Atari ceased. Although the business combination resulted in Atari merging into the JTS legal entity, the substance of the transaction was that Atari, as a public company with substantially greater operating history and net worth owns approximately 62% of the equity of the merged company. Therefore, for accounting purposes, the merger was accounted for as a purchase of JTS by Atari. See Note 2.

   Subsequent to the merger, the Company changed its fiscal year from a 52/53 week fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Sunday closest to January 31. Accordingly, the Company's current fiscal year commenced on February 2, 1997 and the current quarter ended on May 4, 1997.

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

NOTE 2.  MERGER WITH JTS CORPORATION ("JTS")

           The following unaudited pro forma information shows the results of operations for the three months ended March 31, 1996 as if the JTS acquisition had occurred at the beginning of the period at the purchase price established on July 30, 1996. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for 1996 combine Atari's results for the three month period ended March 31 1996 with JTS' three month fiscal period (13 weeks) ended April 28, 1996. The following unaudited pro forma results include the straight-line amortization of intangibles over periods ranging from seven years to ten years in the first quarter of 1997.

                                          QUARTER ENDED
                                        MAY 4       MARCH 31
                                        1997         1996
                                     ---------    ----------
                                                  (Pro Forma)
Revenue ..........................   $  73,413    $  18,853
Gross Margin .....................       3,193       (9,068)
Net (loss) .......................     (11,824)     (16,578)
Net loss attributable to
 Common Stock.....................     (12,280)     (16,578)
Net (loss) per share .............   $  (0.116)   $   (0.16)
Weighted average common and common
  equivalent shares outstanding ..     105,841      103,701

NOTE 3.  INVENTORIES

Inventories consist of the following (in thousands):

                                     MAY 4,     FEBRUARY 2,
                                       1997         1997
                                    -------       -------
Finished goods ..................   $ 1,094       $   489
Raw materials and work-in-process    27,037        17,261
                                    -------       -------
     Total ......................   $28,131       $17,750
                                    =======       =======

NOTE 4.  NEW ACCOUNTING STANDARD

        The Financial Accounting Standards Board issued FASB No. 128, "Earnings per share." This statement becomes effective for periods ending after December 15, 1997. The Company will adopt the statement from its fourth quarter, ending February 1, 1998. The impact of the statement is expected to be immaterial on the previously reported earnings per share results.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Form 10-K for the year ended February 2, 1997.

   On July 30, 1996, Atari Corporation ("Atari") was merged into JTS Corporation ("JTS" or the "Company") and subsequent to the merger the Company changed its fiscal year from a 52/53 week fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Sunday closest to January
31. The merger was accounted for as a purchase of JTS by Atari and, as such, the historical balance sheets and the statements of operations for the three months ended March 31, 1996 include Atari only.

   The unaudited pro forma condensed combined statements of operations included in footnote two to the financial statements give effect to the merger as if the acquisition were completed at the beginning of the first quarter of 1996. The following discussion and analysis is based on these pro forma condensed combined statements for the prior year which combine the historical results of operations of Atari for the three months ended March 31, 1996 with the JTS unaudited pro forma combined results of operations for the three months ended April 28, 1996 and for the current year which reflects the actual results of the merged company for the three month period ended May 4, 1997. The liquidity and capital resources discussion and analysis is based on the unaudited balance sheet of the merged company as of May 4, 1997. Throughout this discussion, "fiscal 1998" refers to the fiscal year ending February 1, 1998.

JTS AND ATARI BACKGROUND

   The most significant portion of the Company's business today is its disk drive division, which designs, manufactures and markets hard disk drives for use in notebook computers and desktop personal computers. The Company currently has two disk drive product families in production, the 3-inch form factor "Nordic" family for notebook computers and the 3.5-inch form factor "Champion" family for desktop personal computers. Total disk drives shipped to date have primarily consisted of 3.5-inch drives. While shipments of Nordic disk drives to Compaq Computer Corporation ("Compaq") began in the second quarter of fiscal 1997, volume shipments have only recently commenced. The Company markets its disk drives to computer companies and second-tier systems integrators for incorporation into their computer systems and subsystems and to original equipment manufacturers ("OEMs"). The Company sells its products through a direct sales force operating throughout the United States, Europe and Asia, as well as through distributors in the United States, Europe, Latin America and Canada.

   JTS was incorporated in February 1994 and remained in the development stage until October 1995, when it began shipping its 3.5-inch disk drives to customers in the United States and Europe. All of JTS' products are manufactured in Madras, India by its subsidiary, JTS Technology Ltd. (formerly Moduler Electronics (India) Pvt. Ltd.), which was acquired in April 1996 and employs over 6,000 individuals. Since its inception, JTS has incurred significant losses which have resulted from the substantial costs associated with the design, development and marketing of new products, the establishment of manufacturing operations and the development of a supplier base.

   Prior to acquiring JTS, Atari had significantly downsized its video game operations, primarily due to the lack of market acceptance of its video game console, Jaguar. This downsizing resulted in significant reductions in Atari's workforce, and significant curtailment of research and development and sales and marketing activities for Jaguar and related products. As a result of continued disappointing sales of the Jaguar product, management revised estimates and wrote- down the Jaguar inventory by $5.0 million in the first quarter of 1996. During July 1996, the Company wrote-down an additional $3.3 million in inventory. The prior business of Atari is now conducted through the Company's Atari division; however, the Atari division is not expected to represent a significant portion of the Company's business going forward.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 4, 1997 COMPARED TO THE JTS AND ATARI PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 28, 1996.

   Revenues for the three months ended May 4, 1997 were $73.4 million. Revenues from the disk drive division increased from $17.6 million for the same quarter in the prior year to $72.3 million for the current quarter. Such increase reflects increased sales of disk drives starting in October 1995. During the quarter ended May 4, 1997, the Company shipped 540,000 disk drives, compared to 106,000 in the three months ended April 28, 1996, which primarily consisted of the 3.5-inch drives, in capacities ranging from 1 gigabyte to 1.6 gigabytes. Sales to the top six customers for the three months ended May 4, 1997 were 72% of net sales and four customers had sales greater than 10% of total net sales for the three month period. The Atari division revenues including royalty income for the current quarter amounted to $1.1 million. Pro forma combined revenues for the first quarter in the previous year totaled $18.9 million and included approximately $1.3 million of Atari revenues recorded for the three month period ended March 31, 1996.

   The gross margin for the three month period ended May 4, 1997 was $3.2 million compared to a deficit of $9.1 million on a pro forma basis for the first quarter in the prior year. The portion of the current quarter's gross margin attributable to the disk drive division was $2.1 million compared to a deficit of $1.9 million incurred by the disk drive division in the three month period ended April 28, 1996. The improvement in the gross margin resulted principally from the greater absorption of fixed costs due to increased production volumes. The gross margin for the Atari division for the three month period ended May 4, 1997 was $1.1 million compared to a deficit of $5.3 million for the three month period ended March 31, 1996. The improvement in the Atari division's gross margin resulted from sales of the Jaguar product and inventory that had been previously written off in the first quarter of the prior year.

   Research and development expenses for the three months ended May 4, 1997 were $6.7 million compared to research and development expenses on a pro forma basis of $7.6 million for the first quarter in the prior year. The quarter over quarter decrease for the disk drive division was $0.7 million and was primarily attributed to significant investments in firmware and disk drive platforms during the first quarter of fiscal 1997. The Atari division experienced a quarter over quarter decline in research and development expenses of $0.2 million due to the elimination of the game development team.

   Selling, general and administrative expenses for the three months ended May 4, 1997 were $6.1 million, including $5.7 million from the disk drive division, compared to $5.8 million pro forma selling, general administrative expenses incurred during the first quarter of the previous year which included $3.1 million from the disk drive division. The $2.6 million increase incurred by the disk drive division resulted primarily from increases in sales office locations (including an increase in personnel, office and related expenses) and increases in promotion and marketing expenses. In addition, professional fees required to support the expansion of JTS' operations and the continuation of marketing and sales efforts increased significantly. Selling, general and administrative expenses for the Atari division declined $2.3 million as a result of staff reductions, reduced rent and other reductions in operating costs for the division.

 LIQUIDITY AND CAPITAL RESOURCES

   At May 4, 1997, JTS had cash and cash equivalents of $13.4 million, a working capital deficit of $11.6 million and a net worth of $0.2 million.

   At May 4, 1997, total debt, including bank credit lines and notes payable, was $71.7 million. JTS also had equipment lease financing of $0.9 million at May 4, 1997. There were $6.0 million of working capital loans outstanding between JTS Technology and three Indian banks as of May 4, 1997 each at an interest rate of 13%, as well as term loan facilities with the Industrial Credit and Investment Corporation of India Limited (ICICI) and the Shipping Credit and Investment Corporation of India Limited (SICI) in the aggregate amount of $12.5 million at interest rates of LIBOR plus 2.75% and LIBOR plus 4%, respectively. At May 4, 1997, JTS Technology's borrowings under these term loan facilities were $12.3 million, which borrowings have maturities ranging from 2000 through 2002. Amounts borrowed under these loan agreements have been used for working capital purposes, tooling, facilities expansion and purchases of capital equipment.

   At May 4, 1997, the Company had $42.3 million of 5 1/4% convertible subordinated debentures due April 29, 2002, which had been issued in 1987 by Atari.

   On April 30, 1997, the Company entered into an agreement with a finance company for a revolving line of credit to refinance present debt and to provide working capital of up to $30 million and a term loan to finance capital expenditures of up to $2 million. The revolving line of credit has an initial term of three years with automatic annual renewals thereafter unless terminated by the finance company. The Company granted the finance company a first and exclusive lien on all of the Company's present and future accounts receivable, inventory, equipment and intangible assets to secure the obligations. The agreement contains restrictions on the Company's and its subsidiaries' ability to incur additional indebtedness, dispose of assets, pay dividends and, in the case of JTS Technology, to sell inventory to parties other than the Company or its European subsidiary. The agreement further requires the Company to maintain a specified minimum tangible net worth and fixed charge coverage ratio and to limit its capital expenditures. JTS cannot assure that any level of future revenues will be attained or that JTS will achieve or maintain successful operations in the future. The Company's accounts receivable are heavily concentrated with a small number of customers. If any large customer of the Company became unable to pay its debts to the Company, liquidity would be adversely affected. In the event the Company is unable to increase sales or maintain production yields at acceptable levels there would be a significant adverse impact on liquidity. This would require the Company to either obtain additional capital from external sources or to curtail its capital, research and development and working capital expenditures. Such curtailment could adversely affect the Company's operations and competitive position. Due to delays in the receipt of additional financing, the Company took action in September 1996 to conserve its cash resources by reducing the production of drives planned for the third and fourth quarters of fiscal 1997.

   The Company will need significant additional financing resources over the next several years for facilities expansion, capital expenditures, working capital, research and development and vendor tooling. In addition, significant cash resources will be required to fund purchases of inventory needed to achieve anticipated sales levels. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for the purchase of its products, the progress of the Company's product development efforts and the Company's inventory and accounts receivable management. The Company currently expects that it would seek to obtain such funds from additional borrowing arrangements and/or a public offering of debt and equity securities. There can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company or at all. Failure to obtain such cash resources would negatively impact the Company's ability to manufacture its products at required levels and would have a materially adverse effect on the Company's business operating results and financial condition.

   As of May 4, 1997, the Company had Federal and state net operating loss ("NOL") carryforwards of approximately $245 million and $94 million, respectively, and Federal and state research and development tax credit carryforwards of approximately $2.1 million and $1.0 million, respectively, all of which will expire on various dates through 2012.

   Under the Internal Revenue Code of 1986, as amended, certain changes in the ownership or business of a corporation that has Federal NOLs or tax credit carryforwards will result in the inability to use, or the imposition of significant restrictions on the use of such NOLs or tax credit carryforwards to offset future income and tax liabilities of the Company. The merger between Atari and JTS constituted a change in ownership of JTS and, accordingly, restricts the use of JTS' pre-merger NOLs against post-merger income of the Company to the maximum of $12.5 million per year, unless previously expired. In addition, subsequent events may result in the imposition of restrictions on the ability of the Company to utilize its NOLs and tax credit carryforwards. There can be no assurance that the Company will be able to utilize all or any of its NOL's or tax credit carryforwards.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   The Company was a defendant in a civil action brought in the Superior Court of the State of California in and for the county of Santa Clara by Citizen America Corporation ("Citizen"), a former supplier, in February 1994 seeking damages of approximately $900,000 for alleged breach of contract and related claims. The Company filed a countersuit alleging damages of approximately $8.3 million. The matter was settled on May 23, 1997. Pursuant to the settlement agreement, Citizen paid $5.5 million to JTS and agreed to the cancellation of $900,000 in accounts payable allegedly owed to Citizen by JTS.

   The Company was a plaintiff in a civil action brought in the Superior Court of the State of California in and for the county of Santa Clara, and removed to the United States District Court, Northern district of California, against Probe Entertainment Limited (Probe") for breach of contract and related claims. A counterclaim was filed by Probe against the Company for alleged breach of contract. In connection with this matter, Acclaim Entertainment ("Acclaim"), an affiliate of Probe, joined in the claim against the Company seeking damages in excess of $1.25 million. This matter was settled with respect to both Probe and Acclaim on May 30, 1997. Pursuant to the settlement agreement, JTS paid $525,000 to Acclaim.

   On January 3, 1997, Dusseldorf Securities Limited ("DSL") and Greystone Capital, Ltd., ("GCL"), through counsel, made a letter demand on the Company for payment of $1,250,000 allegedly due under a letter agreement between DSL and the Company dated December 21, 1996 (the "Agreement"). DSL and GCL claim that the company owes $1,250,000 as fees for a January 1997 private placement of the Company's stock which was not completed through DSL and/or GCL. On February 26, 1997, DSL and GCL filed suit against the Company in Los Angeles County Superior Court, No. BC166450, entitled Dusseldorf Securities, Limited v. JTS Corporation. The lawsuit asserts claims for breach of contract, breach of warranty, and misrepresentation against the Company and asserts those and other tort claims against Michael Arnous, an individual not affiliated with the Company, through whom it is alleged the Company recently completed a private placement of its securities. An application for writ of attachment was filed and argued on May 9, 1997; the application was denied. The Company has filed counterclaims for breach of contract and fraud.

   The Company is a defendant in a claim brought by Creative Talents, Inc. in the Superior Court of the State of California in and for the County of Santa Clara, Case No. CV765828. The complaint alleges breach of a software licensing agreement. The plaintiff seeks damages in the amount of approximately $297,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       10.38  Financing Agreement

       27.1   Financial Data Schedule


   (b) Reports on Form 8-K -- None

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                JTS CORPORATION


                                -----------------------------------------------
                                                   (Registrant)

Date: June 18, 1997

                                By   /s/  Joseph Prezioso
                                     ---------------------
                                     Joseph Prezioso
                                     Acting Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS
--------

10.38 Financing Agreement dated April 30, 1997, by and between JTS and the CIT Group/Business Credit, Inc.

27.1                Financial Data Schedule