Form 10-Q
period 1997-08-03
JTS CORP
filed 1997-09-22
CIK 941167

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED AUGUST 3, 1997

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

                                 ---------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      SHARES OUTSTANDING AT
CLASS                                                 SEPTEMBER 15, 1997
-----                                                 ------------------
Common Stock...................................            156,971,143

===============================================================================

                                 JTS CORPORATION

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I.  FINANCIAL INFORMATION
         ITEM 1. CONDENSED FINANCIAL STATEMENTS
                 CONSOLIDATED BALANCE SHEETS................................          3
                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER                4
                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTER......          5
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......          6
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION.........................          8
PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS..........................................         12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................         14

         SIGNATURE..........................................................         15

                                 JTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               AUGUST 3,       FEBRUARY 2,
                                                                  1997             1997
                                                               ---------        ---------
                                                              (UNAUDITED)
                           ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents (including $1,400, and
         $1,800 held as restricted balances at August
         3, 1997 and February 2, 1997,  respectively)          $   5,228        $  24,766

      Accounts receivable, less allowance for doubtful
         accounts of $3,948 and $1,615 at August 3,
         1997 and February 2, 1997, respectively                  20,680           21,445

      Inventories                                                 15,273           17,750
      Other current assets                                         2,418            2,341
                                                               ---------        ---------
         Total current assets                                     43,600           66,302
    PROPERTY AND EQUIPMENT, net                                   30,029           27,674
    ACQUIRED TECHNOLOGY, net                                      18,109           19,618
    GOODWILL, net                                                 15,796           16,673
    OTHER ASSETS                                                     698              450
                                                               ---------        ---------
                TOTAL                                          $ 108,232        $ 130,717
                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIT
    CURRENT LIABILITIES:
      Bank line of credits                                     $  21,170        $  10,540
      Borrowings under factoring arrangement                       6,389            2,981
      Accounts payable                                            65,952           33,327
      Accrued liabilities                                         17,115           16,415
      Current portion of long-term obligations                     2,805            1,967
                                                               ---------        ---------
                Total current liabilities                        113,431           65,230
                                                               ---------        ---------
    LONG-TERM OBLIGATIONS                                         52,982           53,081
                                                               ---------        ---------

    STOCKHOLDERS' EQUITY DEFICIT:
      Convertible preferred stock, $.001 par value --
          authorized, 10,000,000 shares; outstanding,
          17,525 and 40,000 shares at August 3, 1997 and
          February 2, 1997, respectively                              --               --
      Common stock, $.001 par value --  authorized,
         250,000,000 shares; outstanding, 133,919,078
         and 104,744,765 at August 3, 1997 and February
         2, 1997, respectively                                       134              105
      Additional paid-in capital                                 350,360          349,961
      Notes receivable from shareholders                          (2,475)          (2,510)
      Accumulated deficit                                       (406,177)        (335,150)
                                                               ---------        ---------
         Total stockholders' equity deficit                      (58,181)          12,406
                                                               ---------        ---------
                TOTAL                                          $ 108,232        $ 130,717
                                                               =========        =========


           (See Condensed Notes to Consolidated Financial Statements)

                                 JTS CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                --------------------------        --------------------------
                                                AUGUST 3,         JUNE 30,         AUGUST 3,        JUNE 30,
                                                   1997             1996             1997             1996
                                                ---------        ---------        ---------        ---------
NET SALES                                       $  28,412        $   1,040        $ 101,825        $   7,762
                                                ---------        ---------        ---------        ---------
   Cost of sales                                   70,603              931          140,823            5,689
                                                ---------        ---------        ---------        ---------
GROSS MARGIN (DEFICIT)                            (42,190)             109          (38,998)             983
   Amortization of acquired technology                701               --            1,402               --
   Amortization of Goodwill                           492              984
   Research and development expense                 5,264              106           11,964              307
   Selling, general and administrative expense      7,883              879           13,471            8,698
                                                ---------        ---------        ---------        ---------
Total operating expenses                           14,340              985           27,822            9,005
OPERATING LOSS                                    (56,530)            (876)         (66,819)          (8,025)
Other income (loss), net                              451              203              291            6,783
Interest income                                        32              331              323              663
Interest expense                                   (2,328)            (569)           3,994           (1,138)
                                                ---------        ---------        ---------        ---------
NET LOSS                                          (58,375)            (911)         (70,199)          (1,717)
Preferred Stock Dividends                            (372)              --             (828)              --
                                                ---------        ---------        ---------        ---------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                    $ (58,747)       $    (911)       $ (71,027)       $  (1,717)
                                                =========        =========        =========        =========
LOSS PER COMMON SHARE                           $   (0.49)       $   (0.01)       $   (0.63)       $   (0.03)
Weighted average number of shares used in
   computations                                   119,622           63,839          112,731           63,770






           (See Condensed Notes to Consolidated Financial Statements)

                                 JTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     -----------------------     -----------------------
                                                      AUGUST 3,     JUNE 30,      AUGUST 3,     JUNE 30,
                                                        1997          1996          1997          1996
                                                     ----------    ---------     ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating activities              $ (17,158)    $ (4,027)     $ (26,652)    $ (4,027)
                                                     ----------    ---------     ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                                                                   20,908
  Purchase of property and equipment                    (1,467)                     (7,171)
  Proceeds from the sale of property                                                                  33
  Borrowing by JTS (Prior to Merger)                                                              25,000
  Decrease in other assets                                                46                          68
  Game software development costs                                        (40)                       (143)
                                                       --------         ----        --------       -----
  Net cash provided (used) in investing
     activities                                         (1,467)            6        (7,171)      (4,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit and factoring
  liability                                               9,160                      10,630
  Proceeds from borrowings                                  152                       1,310
  Repayment of borrowings                                 (221)                       (442)
  Payment on capital leases                               (100)                       (233)
  Extinguishment of 5- 1/4% convertible
     subordinated debentures                                  -                           -         (75)
  Issuance of common stock                                   26          434             84          497
                                                       --------         ----        --------       -----
  Net cash provided by financing
     activities                                          10,458          434         14,289          422
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                        -           87              -          (7)

NET DECREASE IN CASH AND CASH EQUIVALENTS               (8,167)      (2,553)       (19,538)      (7,746)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                    13,396       23,748         24,766       28,941
                                                        -------     --------        -------     --------
  End of period                                         $ 5,228     $ 21,195        $ 5,228     $ 21,195
                                                        =======     ========        =======     ========

OTHER CASH FLOW INFORMATION FROM CONTINUING
OPERATIONS

  Interest paid                                           1,468        2,290          4,633        2,290





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

   Subsequent to the merger, the Company changed its fiscal year from a 52/53 week fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Sunday closest to January 31. Accordingly, the Company's current fiscal year commenced on February 2, 1997 and the current quarter ended on August 3, 1997.

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

NOTE 2.  MERGER WITH JTS CORPORATION ("JTS")

           The following unaudited pro forma information shows the results of operations for the three and six months ended June 30, 1996 as if the JTS acquisition had occurred at the beginning of the period at the purchase price established on July 30, 1996. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for 1996 combine Atari's results for the three and six month period ended June 30 1996 with JTS' three and six month fiscal period (13 and 26 weeks respectively) ended July 28, 1996. The following unaudited pro forma results include the straight-line amortization of intangibles over periods ranging from seven years to ten years in the first quarter of 1997.


                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                              -----------------------        ------------------------
                                               AUGUST 3,      JUNE 30,       AUGUST 3,       JUNE 30,
                                                 1997           1996           1997            1996
                                              --------        -------        --------         -------
    Revenue.............................        28,412        17,223          101,825          36,076
    Gross Margin........................      (39,328)       (6,892)         (36,135)        (15,960)
    Net (loss)..........................      (55,884)       (4,735)         (67,164)        (21,313)
    Net (loss) per share................       (0.467)       (0.046)          (0.605)          (0.21)
    Weighted average common and common
      equivalent shares outstanding.....       119,622       103,839          112,731         103,770

NOTE 3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                 AUGUST 3,     FEBRUARY 2,
                                                   1997          1997
                                                  -------       -------
          Finished goods                          $ 7,400       $   489
          Raw materials and work-in-process         7,873        17,261
                                                  -------       -------
               Total                              $15,273       $17,750
                                                  =======       =======

NOTE 4.  NEW ACCOUNTING STANDARD

        The Financial Accounting Standards Board issued FASB No. 128, "Earnings per share." This statement becomes effective for periods ending after December 15, 1997. The Company will adopt the statement from its fourth quarter, ending February 1, 1998. The impact of the statement is expected to be immaterial.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

   On July 30, 1996, Atari Corporation ("Atari") was merged into JTS Corporation ("JTS" or the "Company") and subsequent to the merger the company changed its fiscal year from a 52/53 week fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Sunday closest to January
31. The merger was accounted for as a purchase of JTS by Atari and as such, the historical balance sheets and the statements of operations for the three months in the prior year include Atari only.

   The unaudited pro forma condensed combined statements of operations included in footnote two to the financial statements give effect to the merger as if the acquisition were completed at the beginning of the first quarter of 1996. The following discussion and analysis is based on these pro forma condensed combined statements for the prior year which combine the historical results of operations of Atari for the three and six months ended June 30, 1996 with the JTS unaudited pro forma combined results of operations for the three and six months ended July 28, 1996 respectively, and for the current year which reflects the actual results of the merged company for the three and six month period ended August 3, 1997. The liquidity and capital resources discussion and analysis is based on the unaudited balance sheet of the merged company as of August 3, 1997. Throughout this discussion, "fiscal 1998" refers to the fiscal year ending February 1, 1998.

JTS AND ATARI BACKGROUND

   The most significant portion of the Company's business today is its disk drive division which designs, manufactures and markets hard disk drives for use in notebook computers and desktop personal computers. The Company currently has two disk drive product families in production, the 3-inch form factor "Nordic" family for notebook computers and the 3.5-inch form factor "Champion" family for desktop personal computers. Total disk drives shipped to date have primarily consisted of 3.5-inch drives. The Company markets its disk drives to original equipment manufacturers ("OEMs"), computer companies and second-tier systems integrators for incorporation into their computer systems and subsystems, as well as to distributors who resell the product through retail channels. Company sells its products through a direct sales force operating throughout the United States, Europe and Asia, as well as through distributors in the United States, Europe, Latin America and Canada.

   JTS was incorporated in February 1994 and remained in the development stage until October 1995, when it began shipping its disk drives to customers in the United States and Europe. All of JTS' products are manufactured in Madras, India by its subsidiary, JTS Technology Ltd. (formerly Modular Electronics (India) Pvt. Ltd.), which was acquired in April 1996 and employs over 6,000 individuals. Since its inception, JTS has incurred significant losses which have resulted from the substantial costs associated with the design, development and marketing of new products, the establishment of manufacturing operations and the development of a supplier base.

   Due primarily to lack of market acceptance of its video game console, Jaguar, Atari, prior to acquiring JTS, decided to significantly downsize its video game operations. This downsizing resulted in significant reductions in Atari's workforce, and significant curtailment of research and development and sales and marketing activities for Jaguar and related products. Despite the introduction of four additional game titles in the first quarter of 1996, sales of Jaguar and related software have remained disappointing due to uncertainty about Atari's commitment to the Jaguar platform, increased price competition and competitive product introductions. As a result of continued disappointing sales, management revised estimates and wrote- down inventory by $5.0 million in the first quarter of 1996. During July the company wrote-down an additional $3.3 million in inventory. The prior business of Atari is now conducted through the Company's Atari division, however, the Atari division is not expected to represent a significant portion of the Company's business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 3, 1997 COMPARED TO THE JTS AND ATARI PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 28, 1996.

   Revenues for the three months ended August 3, 1997 were $28.4 million. Revenues from the disk drive division increased from $17.6 million for the same quarter in the prior year to $28.1 million for the current quarter. Such revenues increase reflects progress achieved since the Company initiated shipment of disk drives in October 1995. During the quarter ended August 3, 1997 the Company shipped 297,000 disk drives, which primarily consisting of the 3.5-inch drives, in capacities ranging from 1 gigabyte to 3.2 gigabytes. The revenue recognized by the Company is after any adjustment required for excess inventory held by distributors. A non-occurring charge of $11.2 million for price protection impacted second quarter revenues.

   Sales to the top five customers for the three months ended August 3, 1997 were 49.4% of net sales and two customers had sales greater than 10% of total net sales for the three month period. The Atari division revenues including royalty income for the current quarter amounted to $0.4 million. Pro forma combined revenues for the first quarter in the previous year totaled $17.2 million and included approximately $1.3 million of Atari revenues recorded for the three month period ended June 30, 1997.

   The gross margin loss for the three month period ended August 3, 1997 was $67.7 million compared to a deficit of $6.9 million on a pro forma basis for the second quarter in the prior year. The portion of the current quarter's gross margin attributable to the disk drive division was $68.1 million compared to a deficit of $7.0 million incurred by the disk drive division in the three month period ended July 28, 1996. The decline in the gross margin resulted from the significant decrease in market prices for all disk drive capacities in conjunction with the write down of smaller capacity drives and the related production materials on hand. Gross margins during the quarter were impacted by $20.7 million of inventory write-offs. The gross margin for the Atari division for the current quarter ended August 3, 1997 was $0.4 million compared to a deficit of $0.1 million for the three month period ended March 31, 1996. The improvement in the gross margin results from the sales of the Jaguar product and inventory write offs included in the first quarter of the prior year and the impact of royalty agreements signed during the first quarter of 1998.

   Research and development expense for the three months ended August 3, 1997 was $5.3 million compared to research and development expenses on a pro forma basis of $7.8 million for the second quarter in the prior year. The quarter over quarter decrease for the disk drive division was $2.5 million, and was primarily attributed to reductions in engineering staffing and higher development material expenditures in the prior year to support the development of new hard disk drive platforms. The Atari division experienced a quarter over quarter decline in research and development expenses of $0.1 million due to the elimination of the game development team. The Company expects that research and development expenses will continue to decrease throughout fiscal 1998 in absolute dollars and decrease as a percent of sales.

   Selling, general and administrative expenses for the second quarter in the current year were $7.9. million, including $7.6 million from the disk drive division, compared to $4.9 million pro forma selling, general administrative expenses incurred during the first quarter of the previous year which included $4.0 million from the disk drive division. The $2.5 million increase incurred by the disk drive division resulted primarily from increases in the provision for bad and doubtful debts and increased sales and marketing programs focusing on increasing sales through the distribution channel to the end user. Selling, general and administrative expenses for the Atari division declined $0.9 million as a result of staff reductions, reduced rent and other reductions in operating costs for the division. JTS expects that selling, general and administrative expenses will decrease marginally through the remainder of fiscal 1998 in absolute dollars but that such expenses will decline as a percentage of revenues.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 3, 1997 COMPARED TO THE JTS AND ATARI PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 28, 1996.

   Revenues for the six months ended August 3, 1997 were $101.8 million. Revenues from the disk drive division increased from $33.8 million for the same period in the prior year to $100.3 million in the first six months of fiscal 1998. This increase in revenue is primarily the result of higher shipment volumes in the current year. For the six months ended August 3, 1997 the Company shipped 837,000 disk drives, which primarily consisting of the 3.5-inch drives, in capacities ranging from 1 gigabyte to 3.2 gigabytes.

   Sales to the top five customers for the six months ended August 3, 1997 were 49.5% of net sales and two customers had sales greater than 10% of total net sales for the six month period. The Atari division revenues including royalty income for the first two quarters amounted to $1.5 million. Pro forma combined revenues for the first six months in the previous year totaled $36.0 million and included approximately $2.3 million of Atari revenues recorded for the six month period ended June 30, 1997.

   The gross margin loss for the six month period ended August 3, 1997 was of $36.1 million compared to a deficit of $16.0 million on a pro forma basis for the first two quarters in the prior year. The portion of the current year to date gross margin deficit attributable to the disk drive division was $37.6 million compared to a deficit of $11.1 million incurred by the disk drive division in the six month period ended July 28, 1996. The decline in the gross margin resulted from the significant decrease in market prices for all disk drive capacities in conjunction with the write down of smaller capacity drives and the related production materials on hand. The gross margin for the Atari division for the six months ended August 3, 1997 was $1.5 million compared to a deficit of $4.8 million for the six month period ended June 30, 1996. The improvement in the gross margin results from the sales of the Jaguar product and inventory write offs included in the first quarter of the prior year and the impact of royalty agreements signed during the first quarter of 1998.

   Research and development expense for the six months ended August 3, 1997 was $12.0 million compared to research and development expenses on a pro forma basis of $14.8 million for the second quarter in the prior year. The quarter over quarter decrease for the disk drive division was $2.5 million, and was primarily attributed to reductions in engineering staffing and higher development material expenditures in the prior year to support the development of new hard disk drive platforms. The Atari division experienced a quarter over quarter decline in research and development expenses of $0.4 million due to the elimination of the game development team. The Company expects that research and development expenses will continue to decrease throughout fiscal 1998 in absolute dollars and decrease as a percent of sales.

   Selling, general and administrative expenses for the six months ended August 3, 1997 were $13.5 million, including $12.8 million from the disk drive division, compared to $11.3 million pro forma selling, general administrative expenses incurred during the first quarter of the previous year which included $8.4 million from the disk drive division. The $4.4 million increase incurred by the disk drive division resulted primarily from increases in the provision for bad and doubtful debts, an increase in over staff numbers associated with the growth of the Company and increased sales and marketing programs focusing on increasing sales through the distribution channel to the end user. Selling, general and administrative expenses for the Atari division declined $0.9 million as a result of staff reductions, reduced rent and other reductions in operating costs for the division. JTS expects that selling, general and administrative expenses will decrease marginally through the remainder of fiscal 1998 in absolute dollars but that such expenses will decline as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

   At August 3, 1997, JTS had cash and cash equivalents of $5.2 million, a working capital deficit of $66.0 million and a negative net worth of $54.3 million.

   At August 3, 1997, total debt, including bank credit lines and notes payable was $82.4 million. This included $6.0 million of working capital loans outstanding between JTS Technology and three Indian banks at an interest rate of 13% as of August 3, 1997 as well as term loan facilities with the Industrial Credit and Investment Corporation of India Limited (ICICI) and the Shipping Credit and Investment Corporation of India Limited (SICI) in the amount of $12.5 million at interest rates of LIBOR plus 2.75% and LIBOR plus 4%, respectively. At August 3, 1997, JTS Technology's borrowings under these term loan facilities were $12.2 million. The loans are repayable quarterly, commencing at various points in time in fiscal 1998 and 1999 with final payments through to 2002. Amounts borrowed under these loan agreements have been used for working capital purposes, tooling, facilities expansion and purchases of capital equipment.

   At August 3, 1997, the Company had $42.3 million of 5 1/4% convertible subordinated debentures due April 29, 2002, which had been issued in 1987 by Atari Corporation. The debentures pay interest annually, each April, with the next interest payment due in April 1998.

   On April 16, 1997, the Company obtained a commitment from a finance company for a revolving line of credit to refinance present debt and to obtain working capital credit facilities of up to $30 million. The revolving line of credit will have an initial term of three years with automatic annual renewals thereafter unless terminated by the finance company. The Company will grant the finance company a first and exclusive lien on all of the Company's present and future accounts receivable, inventory, equipment and intangible assets to secure the obligations. The agreement also contains certain financial covenants. At August 3, 1997 the Company is in breach of some of these, though not all of these convanents. The Company is working with the finance company to rectify these breaches. The Company's debentures, described above, contain a cross-default clause which provides the Company with 30 days to correct the original default.

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

   As of February 2, 1997, the Company has Federal and State net operating loss ("NOL") carryforwards of approximately $245 million and $94 million, respectively, and Federal and State research and development tax credit carryforwards of approximately $2.1 million and $1.0 million, respectively, all of which will expire on various dates through 2012.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   The Company was a defendant and counter claimant in a civil action for alleged breach of contract brought in U.S. District Court for the Southern District of New York, case number 95 Civ. 1935, by Tradewell, Inc., a New York corporation, seeking specific performance for release of goods having value of $1.6 million. The Company counterclaimed seeking specific performance for the purchase of media or, alternatively, damages in the amount of $3.3 million. The matter was settled in August 1997, and pursuant to the settlement agreement Tradewell agreed to pay $425,000 over time to the Company.

   The Company is a defendant in a civil action brought in England titled Bullfrog Production, Ltd. ("Bullfrog"), v Atari Corporation, Case No. 584, for which Bullfrog obtained judgment against the Company in the amount of $250,000 plus interest and costs. This amount was paid during the quarter.

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

   On January 3, 1997, Dusseldorf Securities, Limited ("DSL") and Greystone Capital, Ltd., ("GCL"), through counsel, made a letter demand of the Company for payment of $1,250,000 allegedly due under a letter agreement between DSL and the Company dated December 21, 1996 (the "Agreement"). DSL and GCL claim that the Company owes $1,250,000 as fees for a January 1997 private placement of the Company's preferred stock which was not completed through DSL or GCL. On February 26, 1997, DSL and GCL filed suit against the Company in Los Angeles County Superior Court, No. BC166450, entitled Dusseldorf Securities, Limited v. JTS Corporation. The original lawsuit asserted claims for breach of contract, breach or warranty, and misrepresentation against the Company and asserts those and other tort claims against Michael Arnouse, an individual not affiliated with the Company, through whom it is alleged the Company completed a private placement of its securities. The action against Arnouse has been dismissed for lack of jurisdiction. The original complaint has been amended to included contract, fraud and other tort claims by Greystone Properties, Ltd. against JTS, based on the basic facts as the original complaint. An application for writ of attachment was filed and argued on May 9, 1997; the application was denied. The Company has filed counterclaims for breach of contract and fraud.

   The Company is a defendant in a claim brought by Zion Technology, Corp. in the Superior Court of the State of California in and for the County of Santa Clara, Case No. CV765828. The complaint alleges breach of a Software licensing agreement. The plaintiff seeks damages in the amount of $297,000.

   The Company is presently, and may become in the future, a defendant in certain other actions relating to the downsizing of Atari's operations. The above actions may include claims for attorneys fees and interest. The Company believes that none of these claims will have a material adverse effect on its business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of JTS Corporation was held on July 9, 1997 in Santa Clara, California. At the meeting the following individuals were elected to the Board of Directors of the Company and will hold office until the 1998 Annual Meeting of Stockholders. The number of affirmative and negative votes cast were as follows:

                            Affirmative                       Negative

Jean D. Deleage             85,381,848                        1,029,982
Roger W. Johnson            85,414,458                          997,372
David T. Mitchell           85,408,780                        1,003,050
Lip-Bu Tan                  85,412,108                          999,722
Sirjang L. Tandon           85,410,380                        1,001,450
Jack Tramiel                85,407,557                        1,004,273


Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:


PROPOSAL                                  AFFIRMATIVE    NEGATIVE      ABSTAIN     NON-VOTE

To approve an amendment to the
Company's 1995 Stock Option Plan to
increase the aggregate number of shares
of Common Stock authorized for issuance
under such Plan by 5,000,000 shares to
14,000,000 shares                          58,516,208    2,826,914    1,099,297   23,969,411

To approve the Company's 1997
Employee Stock Purchase Plan               59,273,552    2,018,895    1,130,272   23,988,861

To approve an amendment to the
Company's Amended and Restated
Certificate of Incorporation to increase
the authorized number of shares of
Common Stock from 150,000,000 to
250,000,000                                83,584,452    2,364,491      462,887

To ratify selection of Arthur
Andersen LLP as independent
auditors of the Company for its
fiscal year ending February 1,             85,992,224      197,596      222,010
1998

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       Ex-27  Financial Data Schedule

   (b) Reports on Form 8-K -- None

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       JTS CORPORATION


                                       -----------------------------------------
                                                   (Registrant)

Date: September 17, 1997

                                       By /s/  JOESPH A. PREZIOSO
                                          --------------------------------------
                                          Joesph A. Prezioso
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS
--------

Ex-27        Financial Data Schedule