Form 10-Q/A
period 1997-08-03
JTS CORP
filed 1997-09-30
CIK 941167

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-Q/A

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

                                EXPLANATORY NOTE

     This Form 10-Q/A is being filed for the purpose of amending the Management's Discussion and Analysis, the Consolidated Financial Statements of the Company and Exhibit 27 on the Form 10-Q Quarterly Report.

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
                                                               =========        =========


           (See Condensed Notes to Consolidated Financial Statements)

                                 JTS CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                --------------------------        --------------------------
                                                AUGUST 3,         JUNE 30,         AUGUST 3,        JUNE 30,
                                                   1997             1996             1997             1996
                                                ---------        ---------        ---------        ---------
NET SALES                                       $  28,412        $   1,040        $ 101,825        $   7,762
                                                ---------        ---------        ---------        ---------
   Cost of sales                                   70,603              931          140,823            5,689
                                                ---------        ---------        ---------        ---------
GROSS MARGIN (DEFICIT)                            (42,190)             109          (38,998)             983
   Amortization of acquired technology                701                             1,402               --
   Amortization of Goodwill                           492
   Research and development expense                 5,264              106           11,964              307
   Selling, general and administrative expense      7,883              879           13,471            8,698
                                                ---------        ---------        ---------        ---------
Total operating expenses                           14,340              985           27,822            9,005
OPERATING LOSS                                    (56,530)            (876)         (66,819)          (8,025)
Other income (loss), net                              451              203              291            6,783
Interest income                                        32              331              323              663
Interest expense                                   (2,328)            (569)           3,994           (1,138)
                                                ---------        ---------        ---------        ---------
NET LOSS                                          (58,375)            (911)         (70,199)          (1,717)
Preferred Stock Dividends                            (372)              --             (828)              --
                                                ---------        ---------        ---------        ---------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                    $ (58,747)       $    (911)       $ (71,027)       $  (1,717)
                                                =========        =========        =========        =========
LOSS PER COMMON SHARE                           $   (0.49)       $   (0.01)       $   (0.63)       $   (0.03)
Weighted average number of shares used in
   computations                                   119,622           63,839          112,731           63,770






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


                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                              -----------------------        ------------------------
                                               AUGUST 3,      JUNE 30,       AUGUST 3,       JUNE 30,
                                                 1997           1996           1997            1996
                                              -------        --------         -------        --------
                                                            (PROFORMA)                      (PROFORMA)
    Revenue.............................        28,412        17,223          101,825          36,076
    Gross Margin........................      (42,190)       (6,892)         (38,998)        (15,960)
    Net (loss)..........................      (58,747)       (4,735)         (71,027)        (21,313)
    Net (loss) per share................        (0.49)       (0.046)           (0.63)          (0.21)
    Weighted average common and common
      equivalent shares outstanding.....       119,622       103,839          112,731         103,770

NOTE 3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                 AUGUST 3,     FEBRUARY 2,
                                                   1997          1997
                                                  -------       -------
          Finished goods                          $ 7,400       $   489
          Raw materials and work-in-process         7,873        17,261
                                                  -------       -------
               Total                              $15,273       $17,750
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

   Revenues for the three months ended August 3, 1997 were $28.4 million. Revenues from the disk drive division increased from $17.6 million for the same quarter in the prior year to $28.1 million for the current quarter. Such revenues increase reflects progress achieved since the Company initiated shipment of disk drives in October 1995. During the quarter ended August 3, 1997 the Company shipped 297,000 disk drives, which primarily consisted of 3.5-inch drives, in capacities ranging from 1 gigabyte to 3.2 gigabytes. The revenue recognized by the Company is after any adjustment required for excess inventory held by distributors. A non-reccurring charge of $11.2 million for price protection impacted second quarter revenues.

   Sales to the top five customers for the three months ended August 3, 1997 were 49.4% of net sales and two customers had sales greater than 10% of total net sales for the three month period. The Atari division revenues including royalty income for the current quarter amounted to $0.3 million. Pro forma combined revenues for the second quarter in the previous year totaled $17.2 million and included approximately $1.3 million of Atari revenues recorded for the three month period ended June 30, 1997.

   The gross margin loss for the three month period ended August 3, 1997 was $70.6 million compared to a deficit of $6.9 million on a pro forma basis for the second quarter in the prior year. The portion of the current quarter's gross margin attributable to the disk drive division was $71.0 million compared to a deficit of $7.0 million incurred by the disk drive division in the three month period ended July 28, 1996. The decline in the gross margin resulted from the significant decrease in market prices for all disk drive capacities in conjunction with the write-down of smaller capacity drives and the related production materials on hand. Gross margins during the quarter were impacted by $20.7 million of inventory write-offs. The gross margin for the Atari division for the current quarter ended August 3, 1997 was $0.3 million compared to a deficit of $0.1 million for the three month period ended June 30, 1996. The improvement in the gross margin results from the sales of the Jaguar product and inventory write-offs included in the first quarter of the prior year and the impact of royalty agreements signed during the first quarter of 1998.

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

   Revenues for the six months ended August 3, 1997 were $101.8 million. Revenues from the disk drive division increased from $33.8 million for the same period in the prior year to $100.3 million in the first six months of fiscal 1998. This increase in revenue is primarily the result of higher shipment volumes in the current year. For the six months ended August 3, 1997 the Company shipped 837,000 disk drives, which primarily consisting of 3.5-inch drives, in capacities ranging from 1 gigabyte to 3.2 gigabytes.

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

   The gross margin loss for the six month period ended August 3, 1997 was $39.0 million compared to a deficit of $16.0 million on a pro forma basis for the first two quarters in the prior year. The portion of the current year to date gross margin deficit attributable to the disk drive division was $40.5 million compared to a deficit of $11.1 million incurred by the disk drive division in the six month period ended July 28, 1996. The decline in the gross margin resulted from significant decrease in market prices for all disk drive capacities in conjunction with the write down of smaller capacity drives and the related production materials on hand. The gross margin for the Atari division for the six months ended August 3, 1997 was $1.5 million compared to a deficit of $4.8 million for the six month period ended June 30, 1996. The improvement in the gross margin results from the sales of the Jaguar product and inventory write-offs included in the first quarter of the prior year and the impact of royalty agreements signed during the first quarter of 1998.

   Research and development expense for the six months ended August 3, 1997 was $12.0 million compared to research and development expenses on a pro forma basis of $14.8 million for the first six months of the prior year. The period over period decrease for the disk drive division was $2.5 million, and was primarily attributed to reductions in engineering staffing and higher development material expenditures in the prior year to support the development of new hard disk drive platforms. The Atari division experienced a quarter over quarter decline in research and development expenses of $0.4 million due to the elimination of the game development team. The Company expects that research and development expenses will continue to decrease throughout fiscal 1998 in absolute dollars and decrease as a percent of sales.

   Selling, general and administrative expenses for the six months ended August 3, 1997 were $13.5 million, including $12.8 million from the disk drive division, compared to $11.3 million pro forma selling, general administrative expenses incurred during the first two quarters of the previous year which included $8.4 million from the disk drive division. The $4.4 million increase incurred by the disk drive division resulted primarily from increases in the provision for bad and doubtful debts, an increase in over staff numbers associated with the growth of the Company and increased sales and marketing programs focusing on increasing sales through the distribution channel to the end user. Selling, general and administrative expenses for the Atari division declined $0.9 million as a result of staff reductions, reduced rent and other reductions in operating costs for the division. JTS expects that selling, general and administrative expenses will decrease marginally through the remainder of fiscal 1998 in absolute dollars but that such expenses will decline as a percentage of revenues.

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

Date: September 26, 1997

                                       By /s/  JOESPH A. PREZIOSO
                                          --------------------------------------
                                          Joesph A. Prezioso
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS
--------

Ex-27        Financial Data Schedule