Form 10-Q
period 1997-11-02
JTS CORP
filed 1997-12-22
CIK 941167

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

                   FOR QUARTERLY PERIOD ENDED NOVEMBER 2, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________
                         COMMISSION FILE NUMBER 0-21085

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

                                 ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 SHARES OUTSTANDING AT
CLASS                                             DECEMBER 1997[ 19]
-----                                             ------------------
                                                       [    ]
Common Stock......................................   168,650,641


================================================================================

                                 JTS CORPORATION

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. CONDENSED FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS..........................................   3
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER................   4
                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTER................   5
                  CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................   6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                  FINANCIAL CONDITION..................................................   8

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.....................................................  12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................  14

         SIGNATURE.....................................................................  15

                                 JTS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  NOVEMBER 2,     FEBRUARY 2,
                                                                     1997            1997
                                                                  -----------     -----------
                                                                  (UNAUDITED)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (including $550, and
     $1,800 held as restricted balances at November 2, 1997
     and February 2, 1997,  respectively)                          $   1,986       $  24,766
  Accounts receivable, less allowance for doubtful
     accounts of $4,292 and $1,615 at November 2, 1997 and
     February 2, 1997, respectively                                    6,644          21,445
  Inventories                                                          7,463          17,750
  Other current assets                                                 1,006           2,341
                                                                   ---------       ---------
     Total current assets                                             17,099          66,302
PROPERTY AND EQUIPMENT, net                                           26,440          27,674
ACQUIRED TECHNOLOGY, net                                                  --          19,618
GOODWILL, net                                                             --          16,673
OTHER ASSETS                                                             383             450
                                                                   ---------       ---------
            TOTAL                                                  $  43,922       $ 130,717
                                                                   =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank line of credits                                            $    8,833       $  10,540
  Borrowings under factoring arrangement                                  --           2,981
  Accounts payable                                                    60,553          33,327
  Accrued liabilities                                                 23,836          16,415
  Current portion of long-term obligations                             3,152           1,967
                                                                   ---------       ---------
            Total current liabilities                                 96,374          65,230
                                                                   ---------       ---------
LONG-TERM OBLIGATIONS                                                 52,305          53,081
                                                                   ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $.001 par value --
authorized, 10,000,000 shares; outstanding, 16,813
        and 40,000 shares at November 2, 1997 and
        February 2, 1997, respectively                                    --              --
  Common stock, $.001 par value --  authorized,
     250,000,000 shares; outstanding, 165,249,165 and
     104,744,765 at November 2, 1997 and February 2, 1997,
     respectively                                                        165             105
  Additional paid-in capital                                         364,317         349,961
  Notes receivable from shareholders                                  (2,460)         (2,510)
  Accumulated deficit                                               (466,779)       (335,150)
                                                                   ---------       ---------
     Total stockholders' equity (deficit)                           (104,757)         12,406
                                                                   ---------       ---------
            TOTAL                                                  $  43,922       $ 130,717
                                                                   =========       =========




           (See Condensed Notes to Consolidated Financial Statements)

                                 JTS CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                             --------------------------    --------------------------
                                             NOVEMBER 2,    OCTOBER 27,    NOVEMBER 2,    OCTOBER 27,
                                                1997           1996           1997          1996
                                             -----------    -----------    -----------    -----------
NET SALES                                     $  23,981      $  33,265      $ 125,806      $  35,056

   Cost of sales                                 33,269         34,877       (174,092)        39,122
                                              ------------------------      ------------------------

GROSS MARGIN (DEFICIT)                          ( 9,288)        (1,612)       (48,286)        (4,066)

Acquired in-process research and development         --        110,012             --        110,012
Repositioning charge                             38,008             --         38,008             --
Amortization of existing technology                  --          1,962          2,388          1,962
Research and development expense                  3,916          5,710         15,880          6,262
Selling, general and administrative expense       4,017          3,916         17,488          5,705
                                              ------------------------      ------------------------
Total operating expenses                         45,941        156,477         73,764        163,063
                                              ------------------------      ------------------------

OPERATING LOSS                                  (19,722)      (123,212)       122,050      (128,007)

Exchange gains (loss)                                (9)            66             57           (604)
Other income (loss), net                         (3,187)          (824)        (3,959)         3,707
Interest income                                      13             53            336            673
Interest expense                                 (2,043)        (1,276)        (6,038)        (2,415)
                                              ------------------------      ------------------------

NET LOSS                                      $ (60,455)     $(125,193)     $(130,654)     $(126,646)

Preferred Stock Dividends                          (147)           --           (975)            --
                                              ------------------------      ------------------------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                    (60,602)      (125,193)      (131,629)      (126,646)
                                              ------------------------      ------------------------

LOSS PER COMMON SHARE                         $   (0.39)     $   (1.20)     $   (1.04)     $   (1.55)
                                              ========================      ========================

Weighted average number of shares used in       155,532        104,323        126,429         81,678
  computations




           (See Condensed Notes to Consolidated Financial Statements)

                                 JTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                NINE MONTHS ENDED
                                                            --------------------------
                                                            NOVEMBER 2,    OCTOBER 27,
                                                               1997           1996
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating activities                      $(23,759)      $(10,081)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired in JTS merger                                      --            684
  Sale of marketable securities                                               16,460
  Purchase of property and equipment                           (7,666)       (11,125)
  Borrowing by JTS (Prior to Merger)                                         (30,000)
  Sale of Real estate                                                         10,000
                                                             --------       --------
Net cash used in investing activities                          (7,666)       (13,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on promissory note                                                    (1,965)
Borrowings under line of credit and factoring liability        (5,009)          (417)
Repayment of borrowings                                          (222)
Payment on capital leases                                        (440)          (215)
Issuance of common stock                                          118          1,471
Issuance of Preferred Stock                                    13,399
Repayment of shareholders loans                                    13
Bank Borrowing                                                    807          4,042
                                                             --------       --------
Net cash provided by financing activities                       8,666          2,866

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                            (21)
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (22,780)       (21,196)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                          24,766         31,790
  End of period                                              $  1,986       $ 10,594

OTHER CASH FLOW INFORMATION FROM CONTINUING
OPERATIONS
  Interest paid                                              $  2,956       $  3,102



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

   Subsequent to the merger, the Company changed its fiscal year from a 52/53 week fiscal year ending on the Saturday closest to December 31 to a 52/53 week fiscal year ending on the Sunday closest to January 31. Accordingly, the Company's current fiscal year commenced on February 2, 1997 and the current quarter ended on November 2, 1997.

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

NOTE 2.  MERGER WITH JTS CORPORATION ("JTS")

           The following unaudited pro forma information shows the results of operations for the nine months ended November 2, 1997 as if the JTS acquisition had occurred at the beginning of the period at the purchase price established on July 30, 1996. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for 1996 combine Atari's results for the nine month period ended September 30, 1996 with JTS' nine month fiscal period (39 weeks) ended October 27, 1996.


                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   NOVEMBER 2,       OCTOBER 27,
                                                      1997              1996
                                                   -----------       -----------
Revenue ....................................        $ 125,806         $  33,265)
Gross Margin (deficit)......................          (48,286)           (1,612)
Net (loss) .................................         (131,629)        $(125,193)
Net (loss) per share .......................            (1.04)            (1.20)
Weighted average common shares outstanding..          126,429           104,323


NOTE 3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                 NOVEMBER 2      FEBRUARY 2
                                                    1997           1997

    Finished goods.........................        $3,298         $   489
    Raw materials and work-in-process......        $4,165          17,261
                                                   ------         -------
         Total.............................        $7,463         $17,750
                                                   ======         =======

NOTE 4.  INTANGIBLES

        As a result of lack of market acceptance and limited financial resources the Company has suspended support for the 3 inch mobile disk drives. As such the Company written off the associated intangible assets totaling $33.7 million during the current quarter.

NOTE 5.  NEW ACCOUNTING STANDARD

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

   The unaudited pro forma condensed combined statements of operations included in footnote two to the financial statements give effect to the merger as if the acquisition were completed at the beginning of the first quarter of 1996. The following discussion and analysis is based on these pro forma condensed combined statements for the prior year which combine the historical results of operations of Atari for the nine months ended September 30, 1996 with the JTS unaudited pro forma combined results of operations for the nine months ended October 27, 1996 respectively, and for the current year which reflects the actual results of the merged company for the nine month period ended November 2, 1997. The liquidity and capital resources discussion and analysis is based on the unaudited balance sheet of the merged company as of November 2, 1997. Throughout this discussion, "fiscal 1998" refers to the fiscal year ending February 1, 1998.

   Since August 1995, when the Company commenced operating as a disk drive company, the Company's quarterly revenues have fluctuated significantly. The Company has generally been unable to obtain positive gross margins, and the Company has incurred significant losses in every quarter. During most of fiscal 1998, the Company has operated without adequate working capital, which has had a negative impact on its business, especially at a time when market conditions in the hard disk drive industry have been extremely adverse, and thus have favored the better capitalized competitors.

JTS AND ATARI BACKGROUND

   The most significant portion of the Company's business today is its disk drive division which designs, manufactures and markets hard disk drives for use in desktop personal computers. The Company markets its disk drives to original equipment manufacturers ("OEMs"), computer companies and second-tier systems integrators for incorporation into their computer systems and subsystems, as well as to distributors who resell the product to small integrators and through retail channels. The Company sells its products through a direct sales force operating throughout the United States, Europe and Asia, as well as through distributors in the United States, Europe, Latin America and Canada.

   JTS was incorporated in February 1994 and remained in the development stage until October 1995, when it began shipping its disk drives to customers in the United States and Europe. All of JTS' products are manufactured in Chenai (Madras), India by its subsidiary, JTS Technology Ltd. (formerly Modular Electronics (India) Pvt. Ltd.), which was acquired in April 1996 and employs over 5,500 individuals. Since its inception, JTS has incurred significant losses which have resulted from the substantial costs associated with the design, development and marketing of new products, the establishment of manufacturing operations and the development of a supplier base.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 2, 1997 COMPARED TO THE JTS AND ATARI ACTUAL COMBINED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 27, 1996.

   Revenues for the three months ended November 2, 1997 were $24 million. Revenues from the disk drive division decreased from $32.1 million for the same quarter in the prior year to $23.8 million for the current quarter. This revenue decrease from lower volumes combined with lower average selling price per drive in the current quarter. During the quarter ended November 2, 1997 the Company shipped 201,000 disk drives, which primarily consisting of the 3.5-inch drives, in capacities ranging from 1 gigabyte to 4.3 gigabytes. The revenue recognized by the Company is after any adjustment required for excess inventory held by distributors.

   Sales to the top five customers for the three months ended November 2, 1997 were 42% of net sales and one customer had sales greater than 10% of total net sales for the three month period. The Atari division revenues including royalty income for the current quarter amounted to $0.2 million. Revenues for the third quarter in the previous year totaled $33.3 million and included approximately $1.2 million of Atari revenues.

   The gross margin loss for the three month period ended November 2, 1997 was $9.3 million compared to a deficit of $1.6 million for the third quarter of the prior year. The portion of the current quarter's gross margin attributable to the disk drive division was $9.5 million compared to a deficit of $1.7 million incurred by the disk drive division in the three month period ended October 27, 1996. The decline in the gross margin resulted from the significant decrease in market prices for all disk drive capacities though particularly the higher capacity drives in conjunction with the write down of smaller capacity drives and the related production materials on hand. The gross margin for the Atari division for the current quarter ended November 2, 1997 was $0.2 million compared to $0.1 million for the three month period ended October 27, 1996. The improvement in the gross margin results from increased royalty revenue during the quarter.

   Research and development expense for the three months ended November 2, 1997 was $3.8 million compared to research and development expenses of $5.7 million for the third quarter in the prior year. The quarter over quarter decrease for the disk drive division was $1.9 million, and was primarily attributed to reductions in engineering staffing and suspension of support for the 3-inch disk drive product. The Atari division research and development programs were eliminated in the third quarter of the prior year. The Company expects that research and development expenses will continue to decrease throughout fiscal 1998 in absolute dollars and decrease as a percent of sales.

   Selling, general and administrative expenses for the three months ended November 2, 1997 were $4.0 million, compared to $3.9 million selling, general administrative expenses incurred during the third quarter of the previous year. The expenses associated with the disk drive division increased from $2.7 million to $3.8 million primarily resulting from the increased infrastructure associated with the expansion of the division. JTS expects that selling, general and administrative expenses will decrease marginally through the remainder of fiscal 1998 in absolute dollars and that such expenses will decline as a percentage of revenues.

   Repositioning charge of $38.0 million during the current quarter was related to the Company's decision to suspend support for the 3-inch mobile disk drive and consisted of $15.8 of goodwill, $17.9 million of existing technology, $1.8 million of capital assets, and $2.5 million of inventory commitments.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 2, 1997 COMPARED TO THE JTS AND ATARI PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 27, 1996.

   Revenues for the nine months ended November 2, 1997 were $125.8 million. Revenues from the disk drive division increased from $65.8 million for the same period in the prior year to $124.1 million in the first nine months of fiscal 1998. This increase in revenue is primarily the result of higher shipment volumes in the current year to OEMs, small system integrators, and distributors. For the nine months ended November 2, 1997 the Company shipped 1,052,000 disk drives, which primarily consisting of the 3.5-inch drives, in capacities ranging from 1 gigabyte to 4.3 gigabytes.

   Sales to the top five customers for the nine months ended November 2, 1997 were 37.3% of net sales and 1 customer had sales greater than 10% of total net sales for the nine month period. The Atari division revenues including royalty income for the first three quarters amounted to $1.7 million. Pro forma combined revenues for the first nine months in the previous year totaled $68.8 million and included approximately $3.0 million of Atari revenues recorded for the nine month period ended October 27, 1996.

   The gross margin loss for the nine month period ended November 2, 1997 was of $48.3 million compared to a deficit of $15 million on a pro forma basis for the first three quarters in the prior year. The portion of the current year to date gross margin deficit attributable to the disk drive division was $50.0 million compared to a deficit of $12.7 million incurred by the disk drive division in the first nine months of financial 1996. The decline in the gross margin resulted from the significant decrease in market prices for all disk drive capacities in conjunction with significant write down of obsolete and surplus drives, and the related production materials on hand. The gross margin for the Atari division for the nine months ended November 2, 1997 was $1.7 million compared to a deficit of $2.3 million for the nine month period ended
September 30, 1996. The improvement in the gross margin results from the sales of the Jaguar product and inventory write offs included in the first quarter of the prior year and the impact of royalty agreements signed during the first quarter of 1998.

   Research and development expense for the first nine months ended November 2, 1997 was $15.9 million compared to research and development expenses on a pro forma basis of $20.7 million for the first nine months of the prior year. The period over period decrease for the disk drive division was $4.2 million, and was primarily attributed to reductions in engineering staffing and higher development material expenditures in the prior year to support the development of new hard disk drive platforms. The Atari division experienced a quarter over quarter decline in research and development expenses of $0.6 million due to the elimination of the game development team. The Company expects that research and development expenses will continue to decrease throughout fiscal 1998 in absolute dollars and decrease as a percent of sales.

   Selling, general and administrative expenses for the nine months ended November 2, 1997 were $17.5 million, including $16.6 million from the disk drive division, compared to $15.4 million pro forma selling, general administrative expenses incurred during the first nine months of the previous year which included $9.5 million from the disk drive division. The $7.1 million increase incurred by the disk drive division resulted primarily from increases in the provision for bad and doubtful debts, an increase in over all staff numbers associated with the growth of the Company and increased sales and marketing programs focusing on increasing sales through the distribution channel to the end user. Selling, general and administrative expenses for the Atari division declined $5 million as a result of staff reductions, reduced rent and other reductions in operating costs for the division. JTS expects that selling, general and administrative expenses will decrease marginally through the remainder of fiscal 1998 in absolute dollars but that such expenses will decline as a percentage of revenues.

   Repositioning charge of $38.0 million during the current year was related to the Company's decision to suspend support for the 3-inch mobile disk drive and consisted of $15.8 of goodwill, $17.9 million of existing technology, $1.8 million of capital assets, and $2.5 million of inventory commitments.

LIQUIDITY AND CAPITAL RESOURCES

   At November 2, 1997, JTS had cash and cash equivalents of $2 million, a working capital deficit of $79.3 million and a negative net worth of $104.8 million.

   At November 2, 1997, total debt, including bank credit lines and notes payable was $64.3 million. This included $4.7 million of working capital loans outstanding between JTS Technology and three Indian banks at an interest rate of 12% as of November 2, 1997. In addition, the above amount includes term loan facilities with the Industrial Credit and Investment Corporation of India Limited (ICICI) and the Shipping Credit and Investment Corporation of India Limited (SICI) in the amount of $12.9 million at interest rates of LIBOR plus 2.75% and LIBOR plus 4%, respectively. At November 2, 1997, JTS Technology's borrowings under these term loan facilities were $12 million. The loans are repayable quarterly, commencing at various points in time in fiscal 1998 and 1999 with final payments through to 2002. Amounts borrowed under these loan agreements have been used for working capital purposes, tooling, facilities expansion and purchases of capital equipment.

   At November 2, 1997, the Company had $42.4 million of 5 1/4% convertible subordinated debentures due April 29, 2002, which had been issued in 1987 by Atari Corporation. The debentures pay interest annually, each April, with the next interest payment due in April 1998.

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

   The Company anticipates that it will require additional funds to finance its growth. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for the purchase of its products, the progress of the Company's product development efforts and the Company's inventory and accounts receivable management. The Company currently expects that it would seek to obtain such funds from additional borrowing arrangements and/or private or public offerings of debt and equity securities. There can be no assurance that funds required by the Company in the future will be available on terms satisfactory to the Company or at all.

   As of November 2, 1997, the Company has Federal and State net operating loss ("NOL") carryforwards of approximately $250 million and $94 million, respectively, and Federal and State research and development tax credit carryforwards of approximately $2.1 million and $1.0 million, respectively, all of which will expire on various dates through 2012.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was a defendant and counter claimant in a civil action for the alleged breach of contract brought in U.S. District Court for the Southern District of New York, case number 95 Civ. 1935, by Tradewell, Inc. a New York corporation, seeking specific performance for release of goods having value of $1.6 million. The Company counterclaimed seeking specific performance for the purchase of media or, alternatively, damages in the amount of $3.3 million. The matter was settled in August 1997, and pursuant to the settlement agreement Tradewell Inc. agreed to pay $425,000 over time to the Company.

     The Company is a defendant in a civil action for alleged breach of written contract brought in the Municipal Court of California, County of Santa Clara, case no. DC96339801, by Bryma Technologies, seeking $15,000 and attorney's fees for Atari's cancellation of Bryma's "Child Locator" development product. The Company is awaiting a trial date.

     The Company is a defendant in a civil action for alleged breach of contract, negligent misrepresentations, suppression of facts and other relief brought in the Superior Court of the State of California, County of Santa Clara, case no. CV765828 seeking $235,000 by Creative Talents, SDN, a Malaysian corporation.

     The Company is a defendant in a civil action brought for alleged breach of contract brought in the Superior Court of California, County of Santa Clara, case no. CV758563 seeking $194,707.04 by Extron Contract Manufacturing Co.

     On January 23, 1992, a certain debenture holders filed an involuntary bankruptcy petition against The Federated Group, Inc. a subsidiary of the Company and formerly a subsidiary of Atari Corporation. The case was appealed by the Company to the Ninth Circuit of Appeals, and a hearing for oral arguments was held on December 12, 1996. The case was reversed and remanded to the Bankruptcy court whose decision placed the Federated Group Inc. into Bankruptcy proceedings on December 4, 1997.

     The Company is a defendant in a civil action brought for alleged breach of contract brought for alleged breach of Lease in the Superior Court of California, County of Santa Clara, case no. CV758843 seeking $70,578 by Yercaf N.V., a Delaware corporation.

     The Company is the plaintiff in a civil action brought for breach of contract in the District Court of Harris County, Texas, 113th Judicial District, case no. 97-46725 seeking damages in the amount of $878,703.43 against Barron America, Inc.

     The Company is a defendant in a civil action brought for alleged breach of contract in the Municipal Court of California, County of San Diego, case no 595700 seeking $13,855 by Capital Electronics, Inc.

     The Company is a defendant in a civil action brought for alleged breach of contract in the Superior Court of California, County of Santa Clara, case no CV769466 seeking $373,981 by DPMS, Inc. dba Danco Machine.

     On January 3, 1997, Dusseldorf Securities, Limited ("DSL") and Greystone Capital, Ltd., ("GCL"), through counsel, made a letter demand of the Company for payment of $1,250,000 allegedly due under a letter agreement between DSL and the Company dated December 21, 1996 (the "Agreement"). DSL and GCL claim that the Company owes $1,250,000 as fees for a January 1997 private placement of the Company's preferred stock which was not completed through DSL or GCL. On February 26, 1997, DSL and GCL filed suit against the Company in Los Angeles County Superior Court, No. 8C166450, entitled Dusseldorf Securities, Limited v. JTS Corporation. The original lawsuit asserted claims for breach of contract, breach of warranty, and misrepresentation against the Company and asserts those and other tort claims against Michael Arnouse, an individual not affiliated with the Company, through whom it is alleged the Company completed a private placement of its securities. The action against Arnouse has been dismissed for lack of jurisdiction. The original complaint has been amended to include contract, fraud and other tort claims by Greystone Properties, Ltd. against JTS, based on the same basic facts as the original complaint. An application for writ of attachment was filed and argued on May 9, 1997; the application was denied. The Company has filed counterclaims for breach of contract and fraud. Discovery is proceeding and a trial has been set for June 1, 1998.

     The Company is a defendant in a civil action brought as a Complaint for Money in the Superior Court of California, County of Santa Clara, case no. CV 768323 seeking $61,167.32 by Fireman's Fund Insurance Companies.

     The Company is a plaintiff in a civil action brought in the Superior Court of California, County of Santa Clara and removed to the United States District Court, Northern District of California, San Jose Division, case no C97-20669 PVT/ARB seeking $98,849.87 from defendant Steve Harris, an individual.

     The Company has settled a civil suit brought in the Superior Court of California, County of San Diego, case no. 72147 by Kabool, Inc.

     The Company is a defendant in a civil action brought for alleged breach of contract and common counts in the Municipal Court of California, County of Santa Clara, case no. DC97 354833 seeking $12,110.80 by Lenthor Engineering, Inc., a California corporation.

     The Company is a defendant in a civil action brought for alleged breach of contract in the Superior Court of California, County of Santa Clara, case no. CV 770226 seeking $100,570.10 by Magnebit Holding Corporation, a California corporation.

     The Company is a defendant in a civil action brought for alleged breach of contract in the Superior Court of California, County of Riverside, case no. 304042 seeking $2,648,555 by Magnecomp Corporation, a California corporation.

     The Company is a defendant in a civil action brought for alleged breach of contract in the Superior Court of California, County of Santa Clara, case no. CV 769985 seeking $45,254.97 by Mountz, Inc., a California corporation.

     The Company is a defendant in a civil action brought for alleged breach of contract in the Superior Court of California, County of Los Angeles, case no. CV BC179327 seeking $1,967,986 by NMB Technologies, Inc., a California corporation. This case has been settled.

     The Company is a defendant in a civil action brought for alleged breach of contract in the Superior Court of California, County of Santa Clara, case no. CV769538 seeking $137,735.51 by Polcraft, Inc.

     The Company is a plaintiff and cross-defendant in a civil action brought in the Superior Court of the State of California in and for the County of Santa Clara brought against Philips Laser Magnetic Storage ("Philips") for breach of contract and breach of implied covenant of good faith and fair dealing arising out of Philips' failure to deliver good to Atari Corporation. Philips has filed a counterclaim to the action for goods sold and delivered and work in process for approximately $3,000,000. This case has been settled and the parties are drafting formal documents.

     The Company is a defendant in a civil action brought for alleged breach of contract in the Superior Court of California, County of Orange, case no. 786105 seeking $48,062.55 by Roberts, Mealer & Associates, Inc. aka Roberts, Mealer & Company.

     The Company is a defendant in a claim brought by Zion Technology, Corp. in the Superior Court of the State of California in and for the County of Santa Clara, case no CV765828. The plaintiff seeks damages in the amount of $297,000.

     The Company is a Plaintiff in a civil action brought for non payment for goods delivered in the English High Court of England, Case No. 1997 seeking $208,000 by BV International Limited.

     The Company is a Plaintiff in a civil action brought for Breach of Contract in the House of Lords (England), HRS/js/26768 seeking $533,000 by The Electronics Boutique Stores (VIC) Limited.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       Ex-27  Financial Data Schedule

   (b) Reports on Form 8-K -- None

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       JTS CORPORATION


                                       ----------------------------------------
                                                     (Registrant)

Date: December 22, 1997

                                       By  /s/  JOSEPH A. PREZIOSO
                                           ------------------------------------
                                           Joseph A. Prezioso
                                           Executive Vice President
                                           Finance & Administration
                                           Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS
--------
Ex-27          Financial Data Schedule